Form 10-Q
period 1996-03-30
LINCOLN SNACKS CO
filed 1996-05-10
CIK 914642

LINCOLN SNACKS COMPANY
                              4 High Ridge Park
                             Stamford, CT 06905



VIA EDGAR



May 10, 1996



Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C. 20549-1004

Attn: Filing Desk, Stop 1-4


      Re:   Live Filing of the Quarterly Report on
            Form 10-Q of Lincoln Snacks Company for the
            Quarterly Period Ended March 30, 1996


Gentlemen:

      On behalf of Lincoln Snacks Company (the "Registrant"), enclosed herewith is a live filing of the Quarterly Report on Form 10-Q of the Registrant for the quarterly period ended March 30, 1996.

      Please acknowledge receipt of this live submission of four documents consisting of this cover letter, the 10-Q, and two (2) exhibits by return copy.


Very truly yours,

LINCOLN SNACKS COMPANY



Kristine A. Crabs



Enclosures
cc:   National Association of Securities Dealers, Inc.
      Mark P. Cawley

                     SECURITIES AND EXCHANGE COMMISSION


                            Washington, DC 20549

                           ----------------------


                                  FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended March 30, 1996


                                     OR


        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _______ to _______


                       Commission file number 0-23048


                           LINCOLN SNACKS COMPANY
           (exact name of registrant as specified in its charter)


                  Delaware                        47-0758569
      (State or other jurisdiction      (IRS Employer Identification No.)
    of incorporation or organization)

4 High Ridge Park, Stamford, Connecticut                    06905
(Address of principal executive offices)               (zip code)

    (Registrant's telephone number, including area code)  (203) 329-4545

                               Not Applicable
            (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes    X     No

The number of shares of the issuer's Common Stock, $.01 par value, outstanding on May 8, 1996 was 6,331,790 shares.
                           LINCOLN SNACKS COMPANY
                             INDEX TO FORM 10-Q


                                                           PAGE


Part I.     FINANCIAL INFORMATION


Item 1.     FINANCIAL STATEMENTS

            Balance Sheets as of March 30, 1996 and
            June 30, 1995                                   3-4


            Statements of Operations for the three months
            ended March 30, 1996 and April 1, 1995           5


            Statements of Operations for the nine months
            ended March 30, 1996 and April 1, 1995           6


            Statements of Changes in Stockholders'
            Equity for the nine months ended
            March 30, 1996 and April 1, 1995                 7


            Statements of Cash Flows for the nine months
            ended March 30, 1996 and April 1, 1995           8


            Notes to Financial Statements                   9-10


Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS            11-14


Part II.    OTHER INFORMATION


Item 1-4.   OTHER INFORMATION                               15


Item 5.     OTHER INFORMATION                               15


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K                15


Signatures                                                  16

                           LINCOLN SNACKS COMPANY

                               BALANCE SHEETS

                                   ASSETS

                   AS OF MARCH 30, 1996 AND JUNE 30, 1995



                                          March 30,          June 30,
                                             1996              1995
           ASSETS                        (Unaudited)

CURRENT ASSETS:

  Cash                                   $    53,158       $    80,212
  Accounts receivable (net of allowance
  for doubtful accounts and cash discounts
  of $179,912 and $257,963 respectively)   3,060,695         1,522,222
  Inventories                              2,036,187         2,363,481
  Prepaid and other current assets           154,164            99,028

Total current assets                       5,304,204         4,064,943


PROPERTY, PLANT AND EQUIPMENT:

  Land                                       610,000           610,000
  Building and leasehold improvements      1,555,985         1,460,888
  Machinery and equipment                  5,127,232         4,922,241
  Furniture and fixtures                      62,291            62,291
  Construction in process                     10,203           209,059

                                           7,365,711         7,264,479

  Less: accumulated depreciation
   and amortization                       (1,807,869)       (1,338,414)

                                           5,557,842         5,926,065


INTANGIBLE AND OTHER ASSETS,
net of accumulated amortization of
$724,587 and $558,637                      3,697,938         3,859,170


TOTAL ASSETS                             $14,559,984       $13,850,178



               The accompanying notes to financial statements
                are an integral part of these balance sheets.

                           LINCOLN SNACKS COMPANY

                               BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                   AS OF MARCH 30, 1996 AND JUNE 30, 1995



                                          March 30,          June 30,
                                             1996              1995
LIABILITIES AND STOCKHOLDERS' EQUITY     (Unaudited)

CURRENT LIABILITIES:

  Current portion of term loan           $   800,004           800,004
  Borrowings under revolving
   line of credit                          1,004,488           941,591
  Accrued interest                            19,841            33,643
  Accounts payable                         1,730,522           775,540
  Accrued trade promotions                 1,040,595         1,000,964
  Income taxes payable                        38,175            28,035
  Accrued expenses                           939,508         1,176,382

Total current liabilities                  5,573,133         4,756,159


Term Loan Payable                            509,323         1,109,326


TOTAL LIABILITIES                          6,082,456         5,865,485


COMMITMENTS

STOCKHOLDERS' EQUITY:

  Common stock, $0.01 par value,
  20,000,000 shares authorized, and
  6,450,090 shares issued at March 30,
  1996 and June 30, 1995                 $    64,501       $    64,501
  Special stock, $0.01 par value, 300,000
  shares authorized, none outstanding              0                 0
  Additional paid-in capital              18,010,637        17,997,746
  Accumulated deficit                     (9,571,584)      (10,053,530)
  Less: cost of common stock in
  treasury 118,300 shares                    (26,026)          (24,024)

TOTAL STOCKHOLDERS' EQUITY               $ 8,477,528       $ 7,984,693


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                     $14,559,984       $13,850,178


               The accompanying notes to financial statements
                are an integral part of these balance sheets.

                           LINCOLN SNACKS COMPANY

                          STATEMENTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED MARCH 30, 1996 AND APRIL 1, 1995


                                              1996             1995
                                          (Unaudited)       (Unaudited)

NET SALES                                 $ 4,266,652      $ 4,504,806

COST OF SALES                               3,240,675        2,967,705

  Gross profit                              1,025,977        1,537,101

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                       994,979        2,158,983

  Income (loss) from operations                30,998         (621,882)



OTHER:

  Interest Expense                             69,242          125,585

  Loss before provision
   for income taxes                           (38,244)        (747,467)

PROVISION FOR INCOME TAXES                      2,000           33,000

  Net Loss                                $   (40,244)     $  (780,467)

NET LOSS PER SHARE                        $     (0.01)     $     (0.12)

Weighted Average Number of
Shares Outstanding                          6,331,790        6,340,890



               The accompanying notes to financial statements
                  are an integral part of these statements.

                           LINCOLN SNACKS COMPANY

                          STATEMENTS OF OPERATIONS

         FOR THE NINE MONTHS ENDED MARCH 30, 1996 AND APRIL 1, 1995


                                             1996             1995
                                         (Unaudited)       (Unaudited)


NET SALES                                $18,579,534       $21,741,005

COST OF SALES                             13,186,000        12,800,827

  Gross profit                             5,393,534         8,940,178

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                    4,602,770         8,765,995

  Income from operations                     790,764           174,183




OTHER:

  Interest Expense                           281,818           388,376

  Other Income, Net                                0            (5,415)

  Income (loss) before provision
   for income taxes                          508,946          (208,778)

PROVISION FOR INCOME TAXES                    27,000            57,000

  Net Income (Loss)                      $   481,946       $  (265,778)

NET INCOME (LOSS) PER SHARE              $      0.08       $     (0.04)

Weighted Average Number of
Shares Outstanding                         6,335,757         6,340,890



               The accompanying notes to financial statements
                  are an integral part of these statements.

                           LINCOLN SNACKS COMPANY

                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

         FOR THE NINE MONTHS ENDED MARCH 30, 1996 AND APRIL 1, 1995

                                 (UNAUDITED)

                Common    Special     Paid In     Accumulated     Treasury
                Stock      Stock      Capital       Deficit        Stock

June 30, 1994   $64,501     $0      $17,764,746   ($ 8,451,147)   ($24,024)


Net loss                                              (265,778)


Noel payment
under tax
agreement                               233,000


April 1, 1995   $64,501     $0      $17,997,746   ($ 8,716,925)   ($24,024)


June 30, 1995   $64,501     $0      $17,997,746   ($10,053,530)   ($24,024)


Net income                                             481,946


Purchase of
9,100 shares
of treasury                                                         (2,002)


Noel payment
under tax
agreement                                12,891


March 30, 1996  $64,501     $0      $18,010,637   ($ 9,571,584)   ($26,026)



               The accompanying notes to financial statements
                  are an integral part of these statements.

                           LINCOLN SNACKS COMPANY

                          STATEMENTS OF CASH FLOWS

         FOR THE NINE MONTHS ENDED MARCH 30, 1996 AND APRIL 1, 1995

                                             1996             1995
                                         (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss)                      $   481,946       $  (265,778)
  Adjustments to Reconcile Net Income
  (Loss) to Cash Provided By (Used In)
  Operating Activities:
    Depreciation and amortization            635,405           889,347
    Allowance for doubtful accounts and
     cash discounts, net                     (78,051)           45,005

  Changes in Assets and Liabilities:
    (Increase) decrease in accounts
      receivable                          (1,460,422)         (124,420)
    Increase (decrease) in inventories       327,294           215,969
    Increase (decrease) in prepaid and
      other current assets                   (59,855)          (28,224)
    Increase (decrease) in accounts
      payable and accrued expenses           754,078          (917,093)

  Net cash provided by (used in)
   operating activities                  $   600,395       $  (185,194)

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                    (101,232)         (352,137)
  Net cash used in investing activities  $  (101,232)      $  (352,137)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Borrowings (repayments) under
    revolver, net                             62,897           901,829
    Repayments under term loan              (600,003)         (600,005)
    Noel payment under tax agreement          12,891           233,000
    Repurchase of treasury shares             (2,002)                0

  Net cash provided by (used in)
   financing activities                  $  (526,217)      $   534,824

  Net decrease in cash                       (27,054)           (2,507)

CASH, beginning of period                     80,212            52,763

CASH, end of period                           53,158            50,256

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                          $   245,535       $   334,801

  Income taxes paid                      $    16,860       $    16,941

                           LINCOLN SNACKS COMPANY

                        NOTES TO FINANCIAL STATEMENTS

                               MARCH 30, 1996
                                 (Unaudited)

(1)   The Company:

      Lincoln Snacks Company ("Lincoln" or the "Company"), formerly Lincoln Foods Inc., is a Delaware corporation and is a majority-owned subsidiary of Noel Group, Inc. (the "Parent"). Lincoln is engaged in the manufacture and marketing of caramelized pre-popped popcorn and glazed popcorn/nut mixes. Sales of the Company's products are subject to seasonal trends with a significant portion of sales occurring in the last four months of the calendar year.

      The Company was formed in August 1992 and has a limited operating history as an independent company.

      In January 1994, the Company sold 2,472,500 shares of common stock as part of an initial public offering. The Company received net proceeds of approximately $9,600,000 from the sale of this stock.

(2)   Basis of Presentation:

      The balance sheet as of March 30, 1996, and the related statements of operations for the three and nine months ended March 30, 1996 and April 1, 1995, changes in stockholders' equity and cash flows for the nine months ended March 30, 1996 and April 1, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 30, 1996 and April 1, 1995 have been made. During the interim periods reported on, the accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods and described in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1995 (the "Annual Report").

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted
      accounting principles have been omitted.   It is suggested that these
      financial statements be read in conjunction with the financial statements included in the Company's Annual Report for the twelve months ended June 30, 1995. The results of operations for the nine months ending March 30, 1996 and April 1, 1995 are not necessarily indicative of the operating results for the full year.

(3)   Credit Facility:

      The Company has a revolving credit and term loan facility, as amended, which provides for up to $5.9 million in revolver borrowings and a $1.9 million term loan ($1.0 million was outstanding under the revolver and $1.3 million was outstanding under the term loan, as of March 30, 1996). This facility is collateralized by substantially all of the Company's assets.

(4)   Inventory:

      Inventory consists of the following:

                                           March 30,        June 30,
                                             1996             1995

      Raw materials and supplies          $1,695,455      $1,138,982
      Finished Goods                         340,732       1,224,499
                                          $2,036,187      $2,363,481


(5)   Significant Customer:

      On June 6, 1995, the Company entered into an exclusive distribution agreement with Planters Company ("Planters"), a division of Nabisco, Inc., commencing on July 17, 1995, for the sales and distribution of Fiddle Faddle and Screaming Yellow Zonkers (the "Products"). Under the agreement, which requires Planters to purchase a minimum number of cases during the fiscal year, the Company sells the Products to Planters at a selling price which is reduced from the Company's historical customer selling prices. Planters in turn is responsible for the sales and distribution of the Products to its customers, therefore, the Company does not have any selling, marketing or distribution costs associated with these Products. The financial impact of the agreement versus historical results is reductions in revenue and gross profit which are offset by reduced selling, marketing and distribution costs. Net sales to Planters were greater than 10% of total company sales for the quarter ended March 30, 1996.

      For the six months ended December 31, 1995 and the three months ended March 30, 1996, Planters failed to deliver a production schedule in accordance with the minimums in the Planters Agreement due to lower than expected sales levels. In a letter dated December 18, 1995, Lincoln and Planters agreed that Lincoln would manufacture and sell in December 286,200 equivalent cases to allow Planters to be more in compliance with the minimums per the Planters Agreement. Planters also agreed to make up, during the quarters ending March 31, 1996 and June 30, 1996, the shortfall for the six month period ended December 31, 1995 of 110,413 equivalent cases from its contract minimums, which amount represents approximately 6% of the minimum number of equivalent cases required to be purchased during the fiscal year. In a letter dated February 5, 1996, Lincoln and Planters agreed that Lincoln would manufacture and sell 557,913 equivalent cases during February and March, 1996 to allow Planters to be more in compliance with the minimums per the Planters Agreement. Net sales to Planters for the nine month period ended March 30, 1996 represented approximately 73% of the minimum number of cases required to be purchased during the fiscal year. Planters has purchased significantly more equivalent cases from Lincoln than it has sold to its customers for the nine month period ended March 30, 1996. A material breach of the Planters Agreement by Planters, including, without limitation, a failure to achieve or make up its contract minimums, could have a material adverse effect on the Company.

                         LINCOLN SNACKS COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                    CONDITION AND RESULTS OF OPERATIONS
                               (Unaudited)

Results of Operations:

Introduction

      The Company's net sales are subject to significant seasonal variation, consequently, results from operations will fluctuate due to these trends. The Company's business is seasonal due to customers' buying patterns of Poppycock and nut products during the traditional holiday season. As a result, third and fourth calendar quarter sales account for a significant portion of the Company's annual sales.

      On June 6, 1995, the Company entered into an exclusive distribution agreement with Planters Company ("the Planters Agreement"), a division of Nabisco, Inc., commencing on July 17, 1995, for the sales and distribution of Fiddle Faddle and Screaming Yellow Zonkers (the "Products"). Under the agreement, which requires Planters to purchase a minimum number of cases during the fiscal year, the Company sells the Products to Planters at a selling price which is reduced from the Company's historical customer selling prices. Planters in turn is responsible for the sales and distribution of the Products to its customers, therefore, the Company does not have any selling, marketing or distribution costs associated with these Products. The financial impact of the agreement versus historical results is reductions in revenue and gross profit which are offset by reduced selling, marketing and distribution costs.

      For the six months ended December 31, 1995 and the three months ended March 30, 1996, Planters failed to deliver a production schedule in accordance with the minimums in the Planters Agreement due to lower than expected sales levels. In a letter dated December 18, 1995, Lincoln and Planters agreed that Lincoln would manufacture and sell in December 286,200 equivalent cases to allow Planters to be more in compliance with the minimums per the Planters Agreement. Planters also agreed to make up, during the quarters ending March 31, 1996 and June 30, 1996, the shortfall for the six month period ended December 31, 1995 of 110,413 equivalent cases from its contract minimums, which amount represents approximately 6% of the minimum number of equivalent cases required to be purchased during the fiscal year. In a letter dated February 5, 1996, Lincoln and Planters agreed that Lincoln would manufacture and sell 557,913 equivalent cases during February and March, 1996 to allow Planters to be more in compliance with the minimums per the Planters Agreement. Net sales to Planters for the nine month period ended March 30, 1996 represented approximately 73% of the minimum number of cases required to be purchased during the fiscal year. Planters has purchased significantly more equivalent cases from Lincoln than it has sold to its customers for the nine month period ended March 30, 1996. A material breach of the Planters Agreement by Planters, including, without limitation, a failure to achieve or make up its contract minimums, could have a material adverse effect on the Company.

Three months ended March 30, 1996 versus April 1, 1995

      Net sales decreased 5% or $.24 million to $4.27 million for the quarter ended March 30, 1996 versus $4.50 million in the corresponding period of 1995. Combined case sales of Fiddle Faddle and Screaming Yellow Zonkers related to the Planters Agreement were 101% higher than the corresponding period in 1995 while revenue dollars increased $.38 million or 15% due to lower selling prices resulting from the Planters Agreement. Lincoln Snack sales, excluding sales relating to the Planters Agreement, decreased 27% or $.61 million primarily due to decreased liquidation sales over the prior period and reduced Nut Division sales.

      Gross profit decreased $.51 million to $1.03 million for the quarter ended March 30, 1996 versus $1.54 million in the corresponding period of 1995. Gross profit decreased as a result of lower selling prices under the Planters Agreement.

      Selling, general and administrative expenses decreased $1.16 million to $1.0 million in the quarter ended March 30, 1996 versus $2.16 million the same period in 1995. These expenses decreased during this period primarily due to cost reductions resulting from the Planters Agreement.

      The decline in gross profits, offset by significantly lower selling, general and administrative expenses, resulted in a decrease in the net loss of $.74 million to $.04 million for the quarter ended March 30, 1996 versus $.78 million in the corresponding period in 1995.

Nine months ended March 30, 1996 versus April 1, 1995

      Net sales decreased 15% or $3.16 million to $18.58 million for the nine months ended March 30, 1996 versus $21.74 million in the corresponding period of 1995. Combined case sales of Fiddle Faddle and Screaming Yellow Zonkers related to the Planters Agreement were 43% higher than the corresponding period in 1995 while revenue dollars declined $1.58 million primarily due to the lower selling prices resulting from the Planters Agreement. Case sales during the nine months ended March 30, 1996 to Planters represented 73% of the minimum number of cases required to be purchased during the fiscal year. Lincoln Snack sales, excluding sales relating to the Planters Agreement, decreased 14% or $1.78 million versus the same period in 1995 primarily due to a decline in Export sales attributable to changing market conditions in the Far East and a decline in Domestic sales resulting from increased competition.

      Gross profit decreased $3.55 million to $5.39 million for the nine months ended March 30, 1996 versus $8.94 million in the corresponding period of 1995. Gross profit decreased as a result of lower selling prices under the Planters Agreement and higher raw material costs.

      Selling, general and administrative expenses decreased $4.16 million to $4.60 million in the nine months ended March 30, 1996 versus $8.77 million the same period in 1995. These expenses decreased during this period primarily due to cost reductions resulting from the Planters Agreement.

      The decline in gross profits, more than offset by significantly lower selling, general and administrative expenses, resulted in an increase in net income of $.75 million to $.48 million for the nine months ended March 30, 1996 versus a $.27 million net loss in the corresponding period in 1995.

Liquidity and Capital Resources

      As of March 30, 1996, the Company has a working capital deficit of $.27 million compared to $.69 million at June 30, 1995 (the Company's fiscal year end), a decrease of $.42 million. The increase in working capital is primarily attributable to the Company's net profit of $.48 million for the nine months ended March 30, 1996.

      The Company currently meets its short-term liquidity needs from its revolving credit facility which facilities are secured by a first priority, perfected security interest in substantially all of the Company's existing and after-acquired assets. The Company presently believes that this facility is adequate to meet its needs for the next twelve months. On May 8, 1996, the credit and term loan facilities were amended to lower the Company's interest rate .50% on June 30, 1996 and .50% on September 30, 1996 if the Company is in compliance with its bank covenants for each respective period. The Amendment extends the facilities to December 2, 1999 and also gives the Company an option to borrow at an Average Monthly Eurodollar Rate.

      Management continues to focus on increasing product distribution and continues to review all operating costs with the objective of increasing profitability and ensuring future liquidity. However, there can be no assurance that any of these objectives will be achieved. The execution of the Planters Agreement is intended to be consistent with management's objectives.

      The Company's short term liquidity is affected by seasonal increases in inventory and accounts receivable levels, payment terms in excess of 60 days granted in some situations during certain months of the year, and seasonality of sales. Inventory and accounts receivable levels increase substantially during the latter part of the third calendar quarter and during the remainder of the calendar year.

      The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated.

                                                    Nine Months Ended
                                                     (in thousands)
                                                  March 30,    April 1,
                                                    1996         1995
Net cash provided by (used in)
operating activities                              $   600      $(  185)

Net cash used in investing activities              (  101)      (  352)

Net cash provided by (used in)
financing activities                               (  526)         535

      Net cash provided by operating activities increased to $.60 million during the nine months ended March 30, 1996 compared to a use of $.19 million in 1995. The increase is primarily due to the increase in net income of $.74 million for the nine months ended March 30, 1996 versus 1995.

      Net cash used in investing activities of $.10 million and $.35 million for the nine months ended March 30, 1996 and April 1, 1995, respectively, represents capital expenditures.

      Net cash used in financing activities was $.53 million for the nine months ended March 30, 1996, which consisted of revolver borrowings under its credit agreement of $.06 million which was offset by term loan repayments of $.60 million. Net cash provided by financing activities for the period ended April 1, 1995 was $.54 million, which consisted of revolver borrowings under its credit agreement of $.90 million which was offset by term loan repayments of $.60 million.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                        Not Applicable

Item 2.     Changes in Securities                    Not Applicable

Item 3.     Defaults Upon Senior Securities          Not Applicable

Item 4.     Submission of Matters
            to a Vote of Security Holders            Not Applicable

Item 5.     Other Information                        Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

            a   Exhibits

                (2)     Not Applicable

                (3)     Articles of Incorporation and By-Laws

                        (a) Certificate of Incorporation, as amended and as currently in effect (Incorporated by reference to Exhibit 3(A), filed by the Company with the Registration Statement on Form S-1 (33-71432)).

                        (b) By-Laws as currently in effect (Incorporated by reference to Exhibit 3(B) filed by the Company with the Registration Statement on Form S-1 (33-71432)).

                (4)     Not Applicable

                (10)    (a)   Letter dated February 5, 1996 between Lincoln
                              Snacks Company and Planters relating to the revised production schedule.

                        (b) Amendment No. 6 dated May 8, 1996, to Revolving Credit, Term Loan and Security Agreement.

                (11) Statement regarding computation of per share earnings is not required because the relevant computation can be determined from the material contained in the Financial Statements included herein.

                (15)    Not Applicable
                (18)    Not Applicable
                (19)    Not Applicable
                (22)    Not Applicable
                (23)    Not Applicable
                (24)    Not Applicable
                (27)    Not Applicable
                (99)    Not Applicable

            b   Reports on Form 8-K                  Not Applicable

                                  SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 10, 1996                  Lincoln Snacks Company
                              (Registrant)



                              By:    /s/Karen Brenner
                              Name:  Karen Brenner
                              Title: Chairman of the Board and
                                     Chief Executive Officer; Director
                                     (Principal Executive Officer)



                              By:    /s/Kristine A. Crabs
                              Name:  Kristine A. Crabs
                              Title: Vice President-Finance and
                                     Administration, Secretary and
                                     Treasurer (Principal Financial
                                     Officer and Principal Accounting
                                     Officer)

EXHIBIT 10(a)



February 5, 1996



Mr. Edward Lyons
PLANTERS COMPANY, A UNIT OF NABISCO, INC.
1100 Reynolds Boulevard
Winston-Salem, NC   27102



Dear Ed,

This letter outlines the basis of our discussions/agreement held on January 19, 1996 regarding the issues arising from the quarterly minimum production requirements of Planters' and Lincoln's sales and distribution agreement dated June 6, 1995.

Planters and Lincoln agree that during the period February-March 1996, Lincoln will produce and ship a minimum of 557,913 equivalent cases. Planters has provided a production schedule as follows:

             Item        Number of          Number of
            Number      Actual Cases     Equivalent Cases

            98214           16,000              32,000
            98216              900               4,500
            98228            5,000              15,000
            98231           45,000              45,000
            98232              225               2,250
            98233           12,000              24,000
            98247            2,500               7,500
            98250           52,500              52,500
            98251              450               4,500
            98319            1,000               3,000
            98331           70,400              70,400
            98407              384               1,920
            98408              384               3,840
            98431          108,800             108,800
            98433           38,200              76,400
            98447            6,600              19,800
            98493            5,660               5,660
            98501           67,500              67,500
            98503           67,500              67,500

                           501,003             612,070

Planters will be invoiced for the cases produced in February-March 1996 on the earlier of (i) shipment of the goods, or (ii) March 31, 1996. It is understood between the parties that title to the goods will pass to Planters as the goods are invoiced. Planters will make every attempt to take delivery of the cases produced in February-March 1996 from the Lincoln warehouse by March 31, 1996. It is understood, this temporary deviation in the normal title transfer method has been agreed to by the parties because of the production schedule shortfall prior to our January 19, 1996 meeting.

Very truly yours,

LINCOLN SNACKS COMPANY

                                    PLANTERS COMPANY, a unit of
                                      NABISCO, INC.
Karen Brenner
Chairman and Chief
  Executive Officer                 By:  _____________________________
                                         Edward Lyons
                                         Director, Financial Planning
                                           & Analysis, Nabisco, Inc.

                                    Date:_____________________________



KB/saf

EXHIBIT 10(b)

                               AMENDMENT NO. 6
                                     TO
             REVOLVING CREDIT, TERM LOAN AND SECURITY AGREEMENT


            THIS AMENDMENT NO. 6 ("Amendment") is entered into as of May 8, 1996, by and between Lincoln Snacks Company, a Delaware corporation, having its principal place of business at 4 High Ridge Park, Stamford, Connecticut 06905 ("Borrower") and The Bank of New York Commercial Corporation, having offices at 1290 Avenue of the Americas, New York, New York 10104 ("Lender").


                                 BACKGROUND

            Borrower and Lender are parties to a Revolving Credit, Term Loan and Security Agreement dated December 3, 1993, as amended by Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement dated as of March 24, 1994, Amendment No. 2 to Revolving Credit, Term Loan and Security Agreement dated as of September 14, 1994, Amendment No. 3 to Revolving Credit and Security Agreement dated as of March 31, 1995, Amendment No. 4 to Revolving Credit, Term Loan and Security Agreement dated as of June 29, 1995 and Amendment No. 5 to Revolving Credit, Term Loan and Security Agreement dated as of November 7, 1995 (as further amended, restated, supplemented or otherwise modified from time to time, the "Loan Agreement") pursuant to which Lender provided Borrower with certain financial accommodations.

            Borrower has requested that Lender amend the Loan Agreement and Lender is willing to do so on the terms and conditions hereafter set forth.


            NOW, THEREFORE, in consideration of any loan or advance or grant of credit heretofore or hereafter made to or for the account of Borrower by Lender, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

            1. Definitions. All capitalized terms not otherwise defined herein shall have the meanings given to them in the Loan Agreement.

            2. Amendment to Loan Agreement. Subject to satisfaction of the conditions precedent set forth in Section 3 below, the Loan Agreement is hereby amended as follows:

                  (a) The following defined term in Section 1.2 of the Loan Agreement is hereby amended in its entirety to provide as follows:

                  "Revolving Interest Rate" shall mean an interest rate per annum equal to, as applicable, (a) the sum of the Alternate Base Rate plus the Applicable Margin, (b) the sum of the Eurodollar Rate plus the Applicable Margin with respect to Eurodollar Rate Loans (other than Eurodollar Rate Loans made pursuant to Section 2.2(h) hereof), or (c) the sum of the Average Eurodollar Rate plus the Applicable Margin with respect to Eurodollar Rate Loans made pursuant to Section 2.2(h) hereof.

                  "Term" shall mean the Closing Date through December 2, 1999, as the same may be extended in accordance with the provisions of Section 13.1.

                  "Term Loan Rate" shall mean an interest rate per annum equal to, as applicable, (a) the sum of the Alternate Base Rate plus the Applicable Margin with respect to Domestic Rate Loans, (b) the sum of the Eurodollar Rate plus the Applicable Margin with respect to Eurodollar Rate Loans (other than Eurodollar Rate Loans made pursuant to Section 2.2(h) hereof), or (c) the sum of the Average Eurodollar Rate plus the Applicable Margin with respect to Eurodollar Rate Loans made pursuant to Section 2.2(h) hereof.

                  (b)      The following defined terms are hereby added to
Section 1.2 of the Loan Agreement in their appropriate alphabetical order to provide as follows:

                  "Amendment No. 6" shall mean Amendment No. 6 to Revolving Credit, Term Loan and Security Agreement dated as of May 8, 1996 by and between Borrower and Lender.

                  "Applicable Margin" shall mean (i) for Domestic Rate Loans
                  (x) one and one-half percent (1.50%) with respect to Revolving Advances and one and three quarters percent (1.75%) with respect to the Term Loan, and (ii) for Eurodollar Rate Loans (x) three percent (3%) with respect to Revolving Advances and (y) three and one-quarter percent (3-1/4%) with respect to the Term Loan, in each case subject to Section 3.1(b) hereof.

                  "Average Monthly Eurodollar Rate" shall mean, as to any one month Interest Period, the average one month LIBOR as published in the Wall Street Journal over the course of such one month Interest Period.

                  "Prepayment Date" shall have the meaning given to it in
                  Section 13.1 hereof.

                  (c) The defined term "Termination Date" is hereby deleted.

                  (d) Section 2.2 of the Loan Agreement is hereby amended by adding subsections (h) and (i) at the end thereof which provide as follows:

                  (h) Anything in Section 2.2(b) to the contrary notwithstanding, Borrower may obtain a Eurodollar Rate Loan upon at least three (3) Business Days' prior written notice for an Interest Period of one month with interest on such Eurodollar Rate Loans to be charged at the Average Monthly Eurodollar Rate. Borrower shall specifically provide in the prior written notice that interest is to be charged at the Average Monthly Eurodollar Rate; otherwise, interest shall be charged at the Eurodollar Rate for Eurodollar Rate Loans having an Interest Period of one month.

                  (i) Anything in this Agreement to the contrary notwithstanding, unless Borrower provides Lender with three (3) Business Days prior written notice to the contrary, all Advances shall bear interest at the Average Monthly Eurodollar Rate.

                  (e) Section 3.1 of the Loan Agreement is hereby amended by adding "(a)" after the caption and adding clauses (b) and (c) which provide as follows:

                  (b) (i) The Applicable Margin shall be reduced by one-half of one percent (.50%) effective five (5) Business Days following receipt by Lender of the June 30, 1996 financial statements in the event (x) no Event of Default shall have occurred and be continuing, and (y) (A) the Tangible Net Worth of Borrower at such date was equal to or greater than $3,700,000 and (B) EBITDA for the period July 1, 1995 through June 30, 1996 shall be equal to or greater than $1,100,000.

                  (ii) The Applicable Margin shall be reduced by one-half of one percent (.50%) effective five (5) Business Days following receipt by Lender of the September 30, 1996 financial statements in the event (x) no Event of Default shall have occurred and be continuing, and (y) (A) the Tangible Net Worth of Borrower at such date was equal to or greater than $3,100,000 and (B) EBITDA for the period July 1, 1996 through September 30, 1996 shall be equal to or greater than ($100,000).

                  (c) (i) Anything in the Agreement to the contrary notwithstanding (expect for the last sentence of Section 3.1(a) hereof), (x) the Eurodollar Rate for any Eurodollar Rate Loan made pursuant to Section 2.2(h) hereof shall be the Average Eurodollar Rate for each applicable one month Interest Period, and (y) such Average Eurodollar Rate shall be utilized in determining the appropriate Contract Rate to be applied to the outstanding amount of the applicable Eurodollar Rate Loan in order to determine the interest charges on each such Eurodollar Rate Loan.

                  (ii) In the event there is a change in the Applicable Margin during any one month Interest Period with respect to Eurodollar Rate Loans made pursuant to Section 2.2(h) hereof, or during any Interest Period with respect all other Eurodollar Rate Loans, the calculation of the applicable Contract Rate for affected Eurodollar Rate Loans shall be appropriately adjusted to determine the applicable interest charges for such Eurodollar Rate Loans.

            (f) Section 13.1 is hereby amended in its entirety to provide as follows:

                  Term. This Agreement, which shall inure to the benefit of and shall be binding upon the respective successors and permitted assigns of each of Borrower and Lender, shall become effective on the date hereof and shall continue in full force and effect until December 2, 1999 unless sooner terminated as herein provided. The Term shall be automatically extended for successive periods of one (1) year each unless terminated by either party at the end of such initial Term or any successive Term by giving the other party ninety (90) days prior written notice. Borrower may terminate this Agreement at any time upon ninety (90) days' prior written notice upon payment in full of the Obligations. In the event the Obligations are prepaid in full prior to the last day of the Term (the date of such prepayment hereinafter referred to as the "Prepayment Date") Borrower shall pay an early termination fee in an amount equal to (x) 1.2% of the amount repaid if the Prepayment Date occurs to and including December 1, 1997, (y) .8% of the amount repaid if the Payment Date occurs from December 2, 1997 to and including December 1, 1998 and (z) .3% of the amount repaid if the Prepayment Date occurs from December 2, 1998 to and including December 1, 1999. Notwithstanding the foregoing, if the Borrower prepays the Obligations directly with the proceeds of a refinancing with The Bank of New York Company or any of its Affiliates, then the early termination fee shall be $0.

            3. Conditions of Effectiveness. This Amendment shall become effective upon receipt by Lender of four (4) copies of this Amendment executed by Borrower.

            4. Representations and Warranties. Borrower hereby represents and warrants as follows:

                  (a) This Amendment and the Loan Agreement, as amended hereby, constitute legal, valid and binding obligations of Borrower and are enforceable against Borrower in accordance with their respective terms.

                  (b) No Event of Default has occurred and is continuing or would exist after giving effect to this Amendment.

                  (c) Borrower has no defense, counterclaim or offset with respect to the Loan Agreement or the Obligations thereunder.

            5.    Effect on the Loan Agreement.

                  (a) Upon the effectiveness of Section 2 hereof, each reference in the Loan Agreement to "this Agreement," "hereunder," "hereof," "herein" or words of like import shall mean and be a reference to the Loan Agreement as amended hereby.

                  (b) Except as specifically amended herein, the Loan Agreement, and all other documents, instruments and agreements executed and/or delivered in connection therewith, shall remain in full force and effect, and are hereby ratified and confirmed.

                  (c) The execution, delivery and effectiveness of this Amendment shall not operate as a waiver of any right, power or remedy of Lender, nor constitute a waiver of any provision of the Loan Agreement, or any other documents, instruments or agreements executed and/or delivered under or in connection therewith.

            6. Governing Law. This Amendment shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns and shall be governed by and construed in accordance with the laws of the State of New York.

            7. Headings. Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purpose.

            8. Counterparts. This Amendment may be executed by the parties hereto in two or more counterparts, each of which shall be deemed an original and which taken together shall be deemed to constitute one and the same agreement.





            IN WITNESS WHEREOF, this Amendment No. 6 has been duly executed as of the day and year first written above.

                                    LINCOLN SNACKS COMPANY

                                    By: /s/Kristine A. Crabs
                                    Name:  Kristine A. Crabs
                                    Title: Vice President, Finance
                                           and Administration


                                    THE BANK OF NEW YORK
                                    COMMERCIAL CORPORATION

                                    By: /s/C. Michelle Stanley-Nurse
                                    Name:  C. Michelle Stanley-Nurse
                                    Title: Assistant Vice President