Form 10-Q/A
period 1996-03-30
LINCOLN SNACKS CO
filed 1996-08-02
CIK 914642

SECURITIES AND EXCHANGE COMMISSION


                            Washington, DC 20549

                           ----------------------


                             FORM 10-Q-AMENDMENT


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

                                               Yes    X     No

The number of shares of the issuer's Common Stock, $.01 par value, outstanding on May 8, 1996 was 6,331,790 shares.

                           LINCOLN SNACKS COMPANY
                        INDEX TO FORM 10-Q-AMENDMENT


                                                           PAGE



Signatures                                                  1

                                  SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



August 1, 1996                Lincoln Snacks Company
                              (Registrant)



                              By:    /s/Karen Brenner
                              Name:  Karen Brenner
                              Title: Chairman of the Board and
                                     Chief Executive Officer; Director
                                     (Principal Executive Officer)



                              By:    /s/Kristine A. Crabs
                              Name:  Kristine A. Crabs
                              Title: Vice President and Chief Financial
                                     Officer, Secretary and Treasurer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)