Form 10-K
period 1996-06-30
LINCOLN SNACKS CO
filed 1996-09-24
CIK 914642

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1996

     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to                .

     Commission file number 0-23048

LINCOLN SNACKS COMPANY
(Exact name of registrant as specified in its charter)

Delaware                                   47-0758569
(State of incorporation)                  (I.R.S. Employer Identification No.)

4 High Ridge Park, Stamford, Connecticut    06905
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code: (203) 329-4545

Securities registered pursuant to Section 12(b) of the Act:
                                           Name of each exchange on
Title of each class                        which registered

None                                       Not applicable

Securities registered pursuant to Section 12(g) of the Act

Common Stock, $.01 par value per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on September 16, 1996, was approximately $2,673,661. On such date, the closing price of registrant's common stock was $1.25 per share. Solely for the purposes of this calculation, shares beneficially owned by directors, executive officers and stockholders of the registrant that beneficially own more than 10% of the registrant's voting stock have been excluded, except shares with respect to which such directors and officers disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by the registrant that such individuals are, in fact, affiliates of the registrant.

The number of shares of the registrant's Common Stock, $.01 par value, outstanding on September 16, 1996 was 6,331,790.

DOCUMENTS INCORPORATED BY REFERENCE: NONE



PART I


Item 1. Business


(a) General Development of Business

    Lincoln Snacks Company ("Lincoln Snacks" or the "Company") is one of the leading manufacturers and marketers in the United States and Canada of caramelized pre-popped popcorn. The primary product line includes glazed popcorn/nut mixes and sweet glazed popcorn sold under the brand names Poppycock(R), Fiddle Faddle(R) and Screaming Yellow Zonkers(R). In addition, the Company processes, markets and distributes ten different nut varieties.

    The Company markets its Poppycock and nut products directly through independent brokers to grocery stores, supermarkets, convenience stores, drug stores, mass merchandise outlets, warehouse clubs, vending channels, military commissaries and other military food outlets, and other retailers. Commencing on July 17, 1995, the Company's Fiddle Faddle and Screaming Yellow Zonkers products are being distributed exclusively by the Planters Company ("Planters"), a unit of Nabisco, Inc., pursuant to an exclusive distribution agreement (the "Distribution Agreement") certain of the terms of which are described below under the section entitled "Recent Developments." The Company continues to market its Poppycock and nut products directly.

    The Company was formed in August 1992 by Noel Group, Inc. ("Noel"), a publicly held company conducting its principal operations through small and medium-sized operating companies in which it holds controlling and other significant equity interests, and a management team of former executives of Nestle Foods Corporation. On August 31, 1992, the Company acquired the business and certain assets of Lincoln Snack Company, a division of Sandoz Nutrition Corporation, an indirect subsidiary of the Swiss-based drug, pharmaceutical and hospital care company, Sandoz Ltd. In March 1993, Carousel Nut Company, a newly formed wholly owned subsidiary of the Company ("Carousel"), acquired the business and certain assets of Carousel Nut Products, Inc., a producer and marketer of roasted, dry roasted, coated, raw and mixed nuts. In December 1993, Carousel was merged with and into the Company, and the operations of Carousel were integrated with the Company's plant in Lincoln, Nebraska in the first calendar quarter of 1994.


(b) Recent Developments

    On June 6, 1995 the Company entered into an exclusive Distribution Agreement with Planters pursuant to which, Planters is exclusively distributing the Company's Fiddle Faddle and Screaming Yellow Zonkers products in the United States (including Puerto Rico and United States territories and possessions). The Distribution Agreement requires Planters to purchase a minimum number of equivalent cases of Fiddle Faddle and Screaming Yellow Zonkers during the initial term. The initial term of the Distribution Agreement expires on June 30, 1997 but is automatically renewable for additional one year periods unless terminated by either party upon prior written notice. Each party has the right to terminate the Distribution Agreement by written notice in the event of a "change of control" (as defined therein) of the Company. The foregoing description of the Distribution Agreement does not purport to be complete. Reference is made to the Distribution Agreement a copy of which was filed as Exhibit 10(A) to the Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

    Net sales to Planters for the year ended June 30, 1996 were equal to the minimum number of equivalent cases required to be purchased during the fiscal year as part of the Distribution Agreement. If Planters or the Company does not renew the Distribution Agreement, the termination thereof could have a material adverse effect on the Company's financial condition and results of operations. Sales to Planters represented 43% of net sales for the year ended June 30, 1996.


(c) Financial Information about Industry Segments

    The Company is engaged principally in one line of business: the manufacturing, marketing and distribution of pre-popped caramel popcorn and snack nuts.


(d) Narrative Description of Business

    Products

    The Company manufactures and markets three nationally-recognized branded products. Poppycock is a premium priced mixture of nuts and popcorn in a deluxe buttery glaze. Fiddle Faddle is a more moderately priced brand of popcorn and peanut clusters with a candied glaze; a fat free version of Fiddle Faddle consists of popcorn with a caramel glaze. Screaming Yellow Zonkers is produced by coating popcorn clusters with a sweet buttery glaze. In addition the Company processes, markets and distributes ten different nut varieties. The finished products comprise a full line of nuts for the retail market: raw, roasted and salted, dry roasted, and specially coated (honey roasted).

    Marketing, Sales and Distribution

    Lincoln Snacks' brands are broadly distributed through grocery stores, supermarkets, convenience stores, drug stores, mass merchandise outlets, warehouse clubs, vending channels, military commissaries and other military food outlets, and other retailers. Selling responsibilities for Poppycock and the nut products in the U.S. are currently handled by four regional business managers located strategically across the U.S. These regional business managers manage approximately 80 brokers across the U.S. in all classes of trade. These brokers receive a commission on net sales plus incentive payments. Certain exports and large volume customers are handled directly by Lincoln Snacks' personnel. Commencing on July 17, 1995, Planters is exclusively distributing the Company's Fiddle Faddle and Screaming Yellow Zonkers products in the United States (including Puerto Rico and United States territories and possessions). The Distribution Agreement requires Planters to purchase a minimum number of equivalent cases of Fiddle Faddle and Screaming Yellow Zonkers during the initial term. The Company continues to market its Poppycock and nut products directly.

    Seasonality

    Sales of Lincoln Snacks' products are seasonal, peaking during the third and fourth calendar quarters. During the fiscal year ended June 30, 1996, Planters accounted for 43% of Lincoln Snacks' sales.

    Competition

    Lincoln Snacks' primary products participate in the pre-popped caramel popcorn segment of the snack food market. Poppycock competes with other premium quality snack products, while Fiddle Faddle and Screaming Yellow Zonkers compete directly with Crunch N'Munch (American Home Products Corp., Food Division), Cracker Jack (Borden, Inc.) and a number of other regional and local brands. The Company's products also compete indirectly with traditional confections and other snack food products.

    Raw Materials and Manufacturing

    Substantially all of the raw materials used in Lincoln Snacks' production process are commodity items, including corn syrup, butter, margarine, brown and granulated sugar, popcorn, various nuts and oils. These commodities are purchased directly from various suppliers.

    The Lincoln manufacturing facility includes, among other things, continuous process equipment for enrobing popcorn and nuts, as well as four distinct high speed filling and packing lines for canisters, jars, single serving packs and bag-in-box packages. The manufacturing and packaging equipment is sufficiently flexible to allow for the manufacture of other similar product lines or packaging formats. The facility is being operated at an overall rate varying from approximately 40% to 75% of capacity depending on the season. Lincoln Snacks' management believes that the facility is generally in good repair and does not anticipate capital expenditures other than normal maintenance and selected equipment modernization programs.

    Trademarks

    Poppycock, Fiddle Faddle and Screaming Yellow Zonkers are registered trademarks of Lincoln Snacks. The Company believes all its trademarks enjoy a strong market reputation denoting high product quality.

    Governmental Regulation

    The production, distribution and sale of the Company's products are subject to the Federal Food, Drug and Cosmetic Act; the Occupational Safety and Health Act; the Lanham Act; various federal environmental statutes; and various other federal, state and local statutes regulating the production, packaging, sale, safety, advertising, ingredients and labeling of such products, including recently adopted nutritional labeling requirements with which the Company is complying. Compliance with the above described governmental entities and regulations have not had and are not anticipated to have a material adverse effect on the Company's capital expenditures, earnings or competitive position.

    Employees

    As of June 30, 1996 Lincoln Snacks had 79 full-time employees and 1 part-time employee. Employment at the Lincoln plant varies according to weekly and seasonal production needs, and is expected to average approximately 90 employees during the remainder of 1996. None of Lincoln Snacks' work force is unionized. Lincoln Snacks' management believes that Lincoln Snacks' relationship with its employees is good.


(e) Financial Information about Foreign and Domestic Operations and Export Sales

    Foreign operations accounted for less than 10% the Company's sales, assets and net income in each of the Company's last three fiscal years.


Item 2. Properties.

    The Company's principal executive offices are located at 4 High Ridge Park, Stamford, Connecticut 06905. The initial term of the lease on this space expires on September 30, 1999.

    Lincoln Snacks manufactures and packages all of its products at its owned Lincoln, Nebraska manufacturing facility. The Lincoln plant, constructed in 1968, is a modern 74,000 square foot one-story building on a 10.75 acre site in a light industrial area in the city of Lincoln. Approximately 67,000 square feet of the facility is dedicated to production with the balance utilized for administration. Also in Lincoln, Nebraska is Lincoln Snacks' 66,500 square foot leased warehousing facility, which is located near Lincoln Snacks' plant. This modern facility can accommodate all of Lincoln Snacks' current warehousing needs. The Company's lease on this facility has been extended until January 31, 1998, and there is a five year renewal option beyond 1998.

    The Company believes its properties are sufficient for the current and anticipated needs of its business.


Item 3. Legal Proceedings.

    The Company is not involved in any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders.

    Not Applicable.



PART II


Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters.


A.  Market Information.

    The shares of Common Stock of the Company commenced trading on the NASDAQ Stock Market (Small Cap) under the symbol "SNAX" on January
    14, 1994. The range of high and low reported sales prices for the Common Stock as reported by NASDAQ for each full quarterly period within the two most recent fiscal years were as follows:

                                       Fiscal Year       Fiscal Year
                                             Ended             Ended
                                     June 30, 1995     June 30, 1996
- -----------------------------------------------------------------------
                                   High        Low      High        Low
First Fiscal Quarter              2          1 5/8     3 1/4      2 1/4
Second Fiscal Quarter             2 1/8      1 7/8     2 7/8      1 3/4
Third Fiscal Quarter              2 3/4      1 7/8     1 7/8      1 1/4
Fourth Fiscal Quarter             4 1/8      2 7/16    2 1/8      1 1/4

    Such prices reflect inter dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The public market for Common Stock is limited, and the foregoing quotations should not be taken as necessarily reflective of prices which might be obtained in actual market transactions or in transactions involving substantial numbers of shares.


B.  Holders.

    On September 16, 1996, as reported by the Company's transfer agent, shares of Common Stock were held by 39 persons, based on the number of record holders, including several holders who are nominees for an undetermined number of beneficial owners.


C. Dividends.

    The Company has not declared or paid a cash dividend since its inception, and its present policy is to retain any earnings for use in its business. Payment of dividends is dependent upon the earnings and financial condition of the Company and other factors which its Board of Directors may deem appropriate. The Company expects to use any future earnings in its operations and consequently does not intend to pay dividends on its Common Stock in the foreseeable future. In addition, the Company is currently prohibited from declaring or paying any cash dividends on its capital stock by the terms of its bank loan agreement, as amended.


Item 6. Selected Financial Data

    All amounts labeled Lincoln Snacks Company represent actual results of the Company. The amounts labeled Lincoln Division represent data of Lincoln Snack Company, Division of Sandoz Nutrition Corporation ("Lincoln Division"). Certain assets of this entity were acquired by the Company on August 31, 1992 for $13.0 million.

                                    (In thousands, except per share data)
                     LINCOLN        LINCOLN SNACKS COMPANY
                    DIVISION
                    8 Months    4 Months    12 Months    6 Months    12 Months    12 Months    12 Months
                       Ended       Ended        Ended       Ended        Ended        Ended        Ended
                    Aug. 31,    Dec. 31,     Dec. 31,    June 30,     June 30,     June 30,     June 30,
                        1992        1992         1993        1994         1994         1995         1996
- ------------------------------------------------------------------------------------------------------------
Statement of Operations
Data:

Net sales            $14,584      $9,949      $28,368     $10,038      $29,497      $27,136      $23,846<F3>

Gross profit           7,591       4,067<F1>   10,683       2,846       10,320       10,916        6,621<F3>

Income (loss)
 from operations                    (552)<F1>    (678)     (5,273)      (5,003)      (1,082)<F2>      897

Net income (loss)
 prior to dividends
 on preferred stock                 (675)      (1,337)     (5,660)      (5,810)      (1,602)<F2>      511

Net income (loss)
 per common share                 ($0.17)<F1>  ($0.34)     ($0.92)      ($1.41)       ($.25)<F2>     $.08

Weighted average
 number of shares
 outstanding                       3,978        3,978       6,123        4,113        6,340         6,335

                                 Dec. 31,      Dec. 31,               June 30,     June 30,     June 30,
                                     1992          1993                   1994         1995         1996
- ---------------------------------------------------------------------------------------------------------
Balance Sheet Data:

Working capital (deficit)        $ 2,409       $(2,371)                $   327      $  (691)    $  (237)

Total assets                      14,443        19,492                  16,318       13,850      13,979

Total long term debt               5,200         3,200                   1,909        1,109         309

Stockholders' equity (deficit)      (462)       (2,299)                  9,354        7,985       8,506


<F1> Amount includes a $750,000 charge to cost of sales related to the acquired gross profit assigned to the value of inventory purchased from the Lincoln Division and subsequently sold, resulting in a lower gross profit for the four months ended December 31, 1992.

<F2> Amount includes a non-recurring charge of $726,000 (or $.11 per share)
     relating to the Distribution Agreement with Planters.

<F3> The financial impact of the Distribution Agreement versus historical results is reductions in revenue and gross profit which are offset by reduced selling, marketing and distribution costs. Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

    Introduction

    The Company's net sales are subject to significant seasonal variation. Consequently, results from operations will fluctuate due to these trends. The Company's business is seasonal due to customer buying patterns of Poppycock and nut products during the traditional holiday season. As a result, third and fourth calendar quarter sales account for a significant portion of the Company's annual sales.

    On June 6, 1995, the Company entered into the Distribution Agreement, commencing on July 17, 1995, for the sale and distribution of Fiddle Faddle and Screaming Yellow Zonkers. Under the Distribution Agreement, which requires Planters to purchase a minimum number of equivalent cases during each twelve month period ending June 30, 1996 and June 30, 1997, the Company sells the products to Planters at a selling price which is reduced from the Company's historical customer selling prices. Planters in turn is responsible for the sale and distribution of the products to its customers, therefore, the Company does not have any selling, marketing or distribution costs associated with these products. The financial impact of the Distribution Agreement versus historical results is reductions in revenue and gross profit which are offset by reduced selling, marketing and distribution costs.

    Twelve months ended June 30, 1996 versus June 30, 1995

    Net sales decreased 12% or $3.3 million to $23.9 million for the twelve months ended June 30, 1996 versus $27.1 million in the corresponding period of 1995. Combined case sales of Fiddle Faddle and Screaming Yellow Zonkers related to the Distribution Agreement were 38% higher than the corresponding period in 1995 while revenue dollars declined $2.0 million primarily due to the lower selling prices resulting from the Distribution Agreement. Lincoln Snacks sales, excluding sales relating to the Distribution Agreement, decreased 8% or $1.3 million versus the same period in 1995 primarily due to a decline in export sales attributable to changing market conditions in the Far East and a decrease in liquidation sales.

    Gross profit decreased $4.3 million to $6.6 million for the twelve months ended June 30, 1996 versus $10.9 million in the corresponding period of 1995. Gross profit primarily decreased as a result of lower selling prices under the Distribution Agreement.

    Selling, general and administrative expenses decreased $5.6 million to $5.7 million in the twelve months ended June 30, 1996 versus $11.3 million the same period in 1995. These expenses decreased during this period primarily due to cost reductions resulting from the Distribution Agreement.

    The decline in gross profits, more than offset by significantly lower selling, general and administrative expenses coupled with a decrease in non-recurring charges of $.7 million, resulted in an increase in net income of $2.1 million to $.5 million for the twelve months ended June 30, 1996 versus a $1.6 million net loss in the corresponding period in 1995.

    Twelve months ended June 30, 1995 versus June 30, 1994

    Net sales decreased 8% or $2.4 million to $27.1 million for the twelve months ended June 30, 1995 versus $29.5 million in the corresponding period of 1994. Net sales of the Company's Nut Division ("Nut Division") decreased by $1.8 million which is primarily due to the loss of one large Nut Division customer (acquired by another company which is not a customer of the Nut Division) as well as declines in sales with other customers associated with increased competitive pressures.

    Gross profit increased 5.8% or $.6 million to $10.9 million for the twelve months ended June 30, 1995 from $10.3 million in the corresponding period of 1994. Gross profits improved as a result of reduced factory costs, lower raw material costs, and formula refinement.

    Selling, general and administrative expenses decreased 26% or $4.1 million to $11.3 million in the twelve months ended June 30, 1995 versus $15.3 million in the same period in 1994. These expenses decreased during this period primarily due to lower freight costs, reduced trade and consumer promotional spending, and reduced administrative expenses.

    A non-recurring charge of $.7 million is related to the Company's Distribution Agreement with Planters for Fiddle Faddle and Screaming Yellow Zonkers. The charge is primarily comprised of a $.5 million write-off of the covenant not to compete, a $.1 million severance expense relating to a reduction in headcount, and a $.1 million write-off of packaging relating to discontinued items.

    The improvement in gross profit and lower selling, general and administrative expenses contributed to a net loss decrease of $4.2 million to $1.6 million for the twelve months ended June 30, 1995 versus $5.8 million in the corresponding period in 1994. The net loss, excluding the non-recurring charge, is $.9 million for the twelve months ended June 30, 1995 versus $5.8 million in the corresponding period in 1994.

    Six months ended June 30, 1994 versus July 3, 1993

    Net sales increased 13% or $1.1 million to $10.0 million for the six months ended June 30, 1994 from $8.9 million in 1993. Net sales for the Company's Snacks Division ("Snacks Division") increased 28%. The sales increase for the Snacks Division is primarily attributable to having promotional programs in place for the retail buying activity in the first half of 1994. Nut Division sales in 1994 reflect a full six months of sales while 1993 amounts include only sales from March 15, 1993 (date of acquisition) to July 3, 1993. Nut Division sales in 1994 were insignificant due to the loss of one large customer resulting in a revenue decline of $.4 million (which was acquired by another company which is not a customer of the Nut Division) and $.3 million resulting from delays in presentations of new programs. Sales were also affected by the moving of the Nut Division operations from Kentucky to Nebraska during the first calendar quarter of 1994 which precipitated the accelerating of $.1 million sales during the last quarter of 1993 from the first calendar quarter of 1994.

    Gross profit decreased 9% or $.3 million to $2.9 million for the six months ended June 30, 1994 from $3.2 million in 1993. The 1994 gross margins were negatively impacted by increased commodity (nut) prices, formula and packaging changes which resulted in the Company selling product in discontinued packaging at discounted prices, and the decision to change the fiscal year-end to June 30, which resulted in the absorption of additional overhead costs.

    Selling, general and administrative expenses increased 98% or $4.0 million to $8.1 million for the six months ended June 30, 1994 from $4.1 million in 1993. Selling expenses increased $3.6 million versus the same period last year primarily due to $2.0 million of new consumer sales and marketing programs and $1.2 million of increased trade expense. Trade expense is a discount offered to all the Company's customers from time to time for promotion of the Company's products. General expenses increased $.4 million versus the same period last year.

    The net loss for the six months ended June 30, 1994 was $5.5 million, an increase of $4.3 million over the same period in 1993. This increase is a result of the higher costs and expenses discussed above, while revenue and gross margins were lower than expected.

    Liquidity and Capital Resources

    As of June 30, 1996, the Company had a working capital deficit of $.2 million compared with working capital deficit of $.7 million at June 30, 1995, a decrease of $.5 million. The increase in working capital is primarily attributable to a $1.3 million increase in earnings before depreciation and amortization, offset by term loan repayments of $.8 million and capital expenditures of $.1 million.

    Management continues to focus on increasing product distribution and continues to review all operating costs with the objective of increasing profitability and ensuring future liquidity. However, there can be no assurance that any of these objectives will be achieved. The execution of the Distribution Agreement is intended to be consistent with management's objectives.

    The Company's short-term liquidity is affected by seasonal increases in inventory and accounts receivable levels, payment terms in excess of 60 days granted in some situations during certain months of the year, and seasonality of sales. Inventory and accounts receivable levels increase substantially during the latter part of the third calendar quarter and during the remainder of the calendar year.

    The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated.

                                                                  Twelve Months Ended
                                                                     (in thousands)
- ----------------------------------------------------------------------------------------------
                                                         June 30, 1996         June 30, 1995
- ----------------------------------------------------------------------------------------------
Cash provided (used) by operating activities                $ 1,273                 $ 603
Cash used in investing activities                              (119)                 (474)
Cash provided (used) by financing activities                 (1,174)                 (101)


    Cash from operating activities increased to $1.3 million during the twelve months ended June 30, 1996 compared to $.6 million in 1995. The increase in cash from operations is primarily due to the increase in the Company's net profit of $2.1 million.

    Cash used in investing activities of $.1 million and $.5 million for the twelve months ended June 30, 1996 and June 30, 1995, respectively, represents a reduction in capital expenditures consistent with the Company's efforts to reduce cash expenditures.

    Cash used for financing activities for the twelve months ended June 30, 1996 was attributable to term loan repayments of $.8 million and revolver repayments of $.4 million. Cash used for financing activities for the twelve months ended June 30, 1995 was attributable to term loan repayments of $.8 million which were financed by revolver borrowings of $.5 million and, a Noel payment under its tax agreement with the Company of $.2 million.


Item 8. Financial Statements and Supplementary Data

    The financial information required by Item 8 is included elsewhere in this report. See Part IV, Item 14.


Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

    None.



PART III

Item 10. Directors and Executive Officers of the Registrant


    The directors and executive officers of the Company are as follows:


    Name                     Age      Position
    Karen Brenner             40      Chairman and Chief Executive Officer;
                                      Director<F1><F3>
    C. Larry Davis            55      Director<F2><F4>
    Alexander P. Lynch        44      Director<F1><F3>
    James G. Niven            50      Director<F2><F4>
    Kristine A. Crabs         33      Vice President and
                                      Chief Financial Officer,
                                      Secretary and Treasurer
    R. Scott Kirk . . . . . . 44      Executive Vice President and
                                      Chief Operating Officer

    <F1>  Member of the Executive Committee.
    <F2>  Member of the Audit Committee.
    <F3>  Member of the Compensation Committee.
    <F4>  Member of the Long Term Equity Incentive Committee.


    No family relationship exists among any of the executive officers and directors of the Company.

    Directors hold office until the next annual meeting of shareholders of the Company and until their successors have been elected and qualified or until their earlier resignation or removal. Officers serve at the discretion of the Board of Directors.

    The following sets forth the principal occupations of each of the Company's executive officers and directors during the previous five years, as well as the names of any other public or affiliated companies or registered investment companies of which they are directors.

    Karen Brenner has served as Chairman and Chief Executive Officer since June 20, 1994. Ms. Brenner has also served as a director of Lincoln Snacks since its inception and has served as a director of Noel Group, Inc., a company which conducts its principal operations through small and medium-sized operating companies (including Lincoln) in which it holds controlling or other significant equity interests, from October 1989 until November 1991, and as a Vice President of Noel from April 1989 until November 1991, when she became a Managing Director. Prior to joining Noel, Ms. Brenner was a principal in a management and financial consulting business, specializing in managing turnaround situations for venture capital and leveraged buyout companies. In February 1996, Ms. Brenner was elected Vice Chairman, director and consultant of Belding Heminway Company, Inc., ("Belding Heminway") and on May 9, 1996, she was elected Chairman of the Board. Belding Heminway manufactures and markets industrial threads and consumer threads and is a distributor of home sewing and crafts products, principally buttons. Ms. Brenner is a director of On Assignment, Inc., a leading nationwide provider of science professionals on temporary assignments to laboratories in the biotechnology, environmental, chemical, pharmaceutical, food and beverage and petrochemical industries. Ms. Brenner is currently a member of the Board of Trustees of Prep for Prep, a charitable organization dedicated to providing preparatory education to disadvantaged children, and a trustee of the City Parks Foundation of New York.

    C. Larry Davis has served as a director of Lincoln Snacks since its inception. He is Chairman of the Board, Chief Executive Officer and a principal of Farmhouse Foods Company. Mr. Davis has a broad food and beverage industry background with over 25 years experience at Nestle S.A. (1973-1992) and PepsiCo Inc. (1967-1973) in both domestic and international business operations. During the period from 1984 through 1991, Mr. Davis served as Group Vice President and President of the $500 million Nestle Specialty Products Company where he was primarily involved in the successful turnaround of under-performing businesses, the creation of new business growth divisions, and acquisitions and divestitures.

    Alexander P. Lynch has served as a director of Lincoln Snacks since November 1993. Mr. Lynch has been Co-President and Co-Chief Executive Officer of The Bridgeford Group ("Bridgeford"), a financial advisory firm, since January 1995. From April 1991 to December 1994 he served as a Senior Managing Director of Bridgeford. From 1985 until April 1991, Mr. Lynch was a Managing Director of Lehman Brothers, a division of Shearson Lehman Brothers Inc. Mr. Lynch is also a director of Illinois Central Corporation, a railroad holding company, and a member of the Board of Directors of Patina Oil & Gas Corporation, an independent oil and gas company engaged in exploration and development.

    James G. Niven has served as a director of Lincoln Snacks since October 1992. He is currently a Managing Director of Burson-Marsteller, a public relations firm, and, since 1982, has been a general partner of Pioneer Associates, a venture capital investment company. He is also a director and Co-Chairman of The Lynton Group, Inc., a company engaged in aircraft charter and maintenance, a Chairman of Omar Torres, Inc., a jewelry design company, and is also a director of Noel Group, Inc., The Prospect Group, Inc., a company which prior to its adoption in 1990 of a Plan of Complete Liquidation and Distribution conducted its major operations through subsidiaries acquired in leveraged buyout transactions, Global Natural Resources, Inc., a company engaged in the exploration, development and production of oil and gas, Tatham Offshore, Inc., an independent energy company engaged in the development, exploration and production of offshore oil and gas reserves, HealthPlan Services Corporation, a leading managed healthcare service company, Hudson River Capital LLC, a limited liability company which conducts its operations through medium and large sized entities in which it holds either controlling or non-controlling equity interests, CBT Bancshares, Inc., a multi-financial holding company, and an advisory director of Houston National Bank, a commercial bank. He is a member of the Board of Managers of Memorial Sloan-Kettering Cancer Center, and a trustee of the Museum of Modern Art and the National Center for Learning Disabilities, Inc.

    R. Scott Kirk has served as Executive Vice President and Chief Operating Officer since May 26, 1995. Prior to this appointment Mr. Kirk served as Vice President-General Manager of Lincoln Snacks since September 14, 1992. Mr. Kirk began his career with Amstar Corporation (Domino Sugar) in New York as an internal auditor in 1974 and held various positions of increasing responsibility culminating in his appointment as Assistant Manager of General Credit. In 1982, Mr. Kirk joined Continental Grain Company, in New York as Director-Corporate Credit with worldwide responsibility for credit granting and trade finance. Joining Nestle in 1985 as General Credit Manager, Mr. Kirk was responsible for managing the credit exposure of a $2 billion in sales and a $100 million receivables portfolio. In 1987, Mr. Kirk became Business Controller for the Developing Business Group within Nestle; a mixture of seven diverse businesses with total sales in excess of $400 million. In August 1990, Mr. Kirk was promoted to Vice President-Finance and Chief Financial Officer of Nestle Dairy Systems.

    Kristine A. Crabs joined Lincoln Snacks in January 1993 as Vice President of Finance and Administration, and on July 18, 1996 was promoted to Vice President and Chief Financial Officer. Prior to joining Lincoln Snacks, Ms. Crabs was a Senior Audit Manager with KPMG Peat Marwick, specializing in the food and consumer products industries.

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of such reports.

    Based solely on its review of the copies of such forms furnished to the Company by such reporting persons during the fiscal year ended June 30, 1996, or written representations from such reporting persons that no Forms 5 were required for those persons with respect to such period, the Company believes that during the fiscal year ended June 30, 1996 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.


Item 11. Executive Compensation - Summary Compensation Table

    The following table sets forth certain information regarding compensation awarded or paid to, or earned by, during each of the last three fiscal years, the person who served as the Chairman and Chief Executive Officer during the fiscal year ended June 30, 1996, and the Company's executive officers (other than the Chairman and Chief Executive Officer) who were serving as executive officers at June 30, 1996 and whose total salary and bonus during the fiscal year ended June 30, 1996 exceeded $100,000 (the "Named Executive Officers").

                                                                                            Long Term Compensation
- ---------------------------------------------------------------------------------------------------------------------------
                                        Annual Compensation                             Awards                 Payouts
- ---------------------------------------------------------------------------------------------------------------------------
(a)                       (b)        (c)          (d)       (e)          (f)           (g)            (h)             (i)
                                                          Other
                                                         Annual      Restricted                                   All Other
Name and                                                 Compen-          Stock                        LTIP         Compen-
Principal                                       Bonus    sation         Award(s)      Options/      Payouts          sation
 Position            Year<F1>   Salary ($)       ($)     ($)<F2>             ($)       SARs(#)         ($)           ($)
- ---------------------------------------------------------------------------------------------------------------------------
Karen Brenner           1996            -          -          -               -       5,000<F3>            -       175,000<F4>
  Chairman and          1995            -          -          -               -       2,500<F3>            -       175,000<F4>
  Chief Executive       1994            -          -          -               -     200,000<F5>            -         5,966<F6>
  Officer

R. Scott Kirk<F7>       1996      160,000      30,000         -               -             -              -         3,200<F8>
  Executive Vice        1995      143,000       4,000         -               -       7,000<F9>            -         2,860<F8>
  President and         1994      141,667           -         -               -             -              -         2,833<F8>
  Chief Operating
  Officer

Kristine A. Crabs       1996      105,400      20,000         -               -             -              -         2,108<F10>
  Vice President and    1995       95,400       4,000         -               -       5,000<F9>            -         1,908<F10>
  Chief Financial       1994       92,700           -         -               -             -              -         1,854<F10>
  Officer


<F1>  Reference to 1996, 1995 and 1994 herein means each fiscal year ending
      June 30, respectively.

<F2>  The dollar value of perquisites and other personal benefits for each of the Named Executive Officers was less than established reporting thresholds.

<F3>  Awarded to Ms. Brenner pursuant to the Company's Non-Employee Directors'
      Stock Option Plan.

<F4>  Consists of $175,000 paid by Noel.  Reference is made to "Employment
      Contracts and Termination of Employment and Change in Control Arrangements" for a description of Ms. Brenner's employment arrangement with Noel.

<F5>  Effective June 20, 1994, Noel granted Ms. Brenner an option to purchase 200,000 shares of the Company's Common Stock held by Noel (the "Noel Option").

<F6>  Consists of $5,966 paid by Noel.

<F7>  On May 23, 1995, Mr. Kirk was appointed Executive Vice President and Chief Operating Officer by the Board of Directors. Mr. Kirk had served as Vice-President - General Manager since September 14, 1992.

<F8>  Consists of amounts contributed by the Company to Mr. Kirk's account under the Company's 401(k) plan.

<F9>  Awarded on December 15, 1994 pursuant to the Company's 1993 Stock
      Option Plan.

<F10> Consists of amounts contributed by the Company to Ms. Crabs' account under the Company's 401(k) plan.



    Option/SAR Grants During the Fiscal Year Ended June 30, 1996

    The following table sets forth, information regarding individual grants of stock options made during the fiscal year ended June 30, 1996 to each of the Named Executive Officers, and their potential realizable values.

                                                                                               Potential Realizable Value at
                                                                                                     Assumed Annual Rates of
                                                                                                Stock Price Appreciation for
                      Individual Grants                                                                          Option Term
- -------------------------------------------------------------------------------------------   ------------------------------
         (a)                     (b)                (c)               (d)              (e)                 (f)            (g)
                           Number of         % of Total
                              Shares      Options/SAR's
                          Underlying         Granted to       Exercise or
                       Options/SAR's       Employees in        Base Price       Expiration
Name                         Granted        Fiscal Year            ($/Sh)             Date              5% ($)        10% ($)
- ----------------------------------------------------------------------------------------------------------------------------
Karen Brenner                5,000<F1>                -             $2.70         11/14/06                  -         $4,332

R. Scott Kirk                      -                  -                 -                -                  -              -

Kristine A. Crabs                  -                  -                 -                -                  -              -


<F1>  Granted on November 14, 1995 pursuant to the Company's Non-Employee
      Director Stock Option Plan.



    Aggregate Option/SAR Exercises During the Fiscal Year and Fiscal Year End Option/SAR Values

    The following table provides information related to options exercised by the Named Executive Officers during the fiscal year ended June 30, 1996 and the number and value of unexercised stock options held by the Named Executive Officers at that date. The Company does not have any outstanding stock appreciation rights.

                                                                                               Value of Unexercised
                                                            Number of Unexercised                      In-the-Money
                                                                  Options/SARs at                      Options/SARs
                                                              Fiscal Year-End (#)         at Fiscal Year-End<F1>($)
- -------------------------------------------------------------------------------------   ----------------------------
    (a)                 (b)                 (c)                        (d)                          (e)
                 Shares Acquired
Name             on Exercise (#)       Value Realized ($)   Exercisable   Unexercisable   Exercisable   Unexercisable
- ---------------------------------------------------------------------------------------------------------------------
Karen Brenner                  -                       -        185,067          33,333             0               0

R. Scott Kirk                  -                       -         32,050          23,700             0               0

Kristine A. Crabs              -                       -          9,500           8,000             0               0


<F1>  Based on a closing price of Common Stock on June 30, 1996 of
      $1.375 per share.



    Compensation of Directors

    A director who was not an employee of the Company was paid an annual retainer of $5,000 for serving as a director of the Company until November, 1995 at which time the directors elected not to receive an annual retainer for calendar 1996. Directors of the Company are also reimbursed for their out-of-pocket expenses incurred in connection with their service as directors, including travel expenses. Pursuant to the Company's Non-Employee Directors' Stock Option Plan, as amended, each non-employee director, following initial election to the Board, automatically receives an option to purchase 20,000 shares of Common Stock at an exercise price equal to the fair market value per share on the date of grant, and each non-employee director automatically receives an option to purchase 5,000 shares of Common Stock immediately following such director's re-election at an exercise price equal to the fair market value of a share of Common Stock on the date of grant.

    Prior to September, 1995, the Company engaged C. Larry Davis, a director of the Company, on a year-to-year basis, to act as export agent for all of the Company's export business other than Canada. Mr. Davis was paid a fee of 2% of net billings, i.e. the price to the Company paid by customers after deduction of returns and allowances. The Company now handles all export customers internally and an export broker commission is no longer being paid to Mr. Davis. During the period from July 1, 1995 through June 30, 1996, the Company paid Mr. Davis approximately $9,200 pursuant to this agreement as well as $1,900 in director's fees. The Company believes that the terms of the arrangement with Mr.Davis were no less favorable to the Company than those that would have been available from an unrelated party.


    Employment Contracts and Termination of Employment and
    Change in Control Arrangements

    Pursuant to a letter agreement dated March 1, 1996 by and between Ms. Brenner and Noel, as amended by letter dated March 21, 1996, Ms. Brenner is employed in an executive capacity by Noel for a period of two years. The term may be extended by mutual agreement. Pursuant to the agreement, Ms. Brenner has agreed to perform such executive services in connection with Noel and entities in which Noel holds interests, including Lincoln Snacks, as shall reasonably be assigned to Ms. Brenner by the Board of Directors or Chief Executive Officer of Noel. $175,000 of the salary paid to Ms. Brenner pursuant to this agreement is deemed to be paid for services rendered to Lincoln.

    In addition, as evidenced by a letter agreement dated March 22, 1995 in consideration for Ms. Brenner agreeing to serve as Chairman and Chief Executive Officer, effective June 20, 1994, Noel granted Ms. Brenner an option to purchase 200,000 shares of the Company's Common Stock held by Noel at a price of $1.50 per share. Options to purchase 166,667 of such shares are currently exercisable. The balance is exercisable on the earlier to occur of (x) the eighth anniversary of the date of grant, provided that Ms. Brenner shall have continued to serve as Chief Executive Officer continuously through such date, and (y) from and after the date the stock price reaches $5.00. The vested options will terminate on the fourth anniversary of the date Ms. Brenner ceases to so serve as Chief Executive Officer or the tenth anniversary of the date of grant whichever is earlier. The shares purchasable by Ms. Brenner pursuant to the forgoing options have been registered under the Securities Act of 1933, as amended, permitting the resale of such shares to the public following exercise of such options by Ms. Brenner.


    Compensation Committee Interlocks and Insider Participation

    In February 1993, the Board of Directors formed a Compensation Committee, the current members of which are Alexander P. Lynch and Karen Brenner. In addition to Mr. Lynch and Ms. Brenner, William L. Bennett served thereon during the fiscal year ended June 30, 1996 with Mr. Bennett ceasing to serve thereon effective November 14, 1995. Except for Ms. Brenner, none of the members of the Compensation Committee during the last completed fiscal year was an officer or employee of the Company. In November 1993, the Board of Directors formed a Long Term Equity Incentive Committee to administer the 1993 Stock Option Plan and the Non-Employee Directors' Stock Option Plan, the current members of which are James G. Niven and C. Larry Davis. Mr. Niven was appointed to such committee by the Board of Directors on November 14, 1995 replacing Mr. Bennett, and Mr. Davis served thereon throughout the fiscal year ended June 30, 1996. None of the members of the Long Term Equity Incentive Committee during the fiscal year ended June 30, 1996 was an officer or employee of the Company. During the fiscal year ended June 30, 1996, no executive officer of the Company served as a director or a member of the Compensation Committee (or other board committee performing equivalent functions) of another entity one of whose executive officers served on the Compensation Committee, the Long Term Equity Incentive Committee or the Board of Directors of the Company.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth certain information as of September 16, 1996 as to the beneficial ownership of the Common Stock and the common stock, par value $.10 per share, of Noel ("Noel Common Stock") by (i) each person known by the Company to own beneficially more than 5% of the issued and outstanding shares of Common Stock, (ii) each director, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group:

                                          Noel Common Stock            Lincoln Common Stock
- ----------------------------------------------------------------------------------------------
Name and Address of                     Number of     Percentage     Number of      Percentage
Beneficial Owner                        Shares<F1>     Owned<F2>     Shares<F3>      Owned<F4>
- -----------------------------------------------------------------------------------------------
5% Stockholders

  Noel Group, Inc.                             -             -       3,769,755           59.5%
    667 Madison Avenue
    New York, New York 10021

  Lawrence, Kamin, Saunders                    -             -         489,000<F5>        7.7%
    & Uhlenhop on behalf of
    Gofen & Glossberg, Inc.
    208 S. LaSalle St., Suite 1750
    Chicago, IL 60604

Directors

  Karen Brenner                         233,334<F6>         1.1%       210,834<F7>        3.2%

  C. Larry Davis                              0              -          73,000<F8>        1.1%

  Alexander P. Lynch                          0              *          27,500<F9>          *

  James G. Niven                         22,223<F10>         *          27,500<F11>         *

Named Executive Officers

  Karen Brenner                         233,334<F6>          *         210,834<F7>        3.2%

  R. Scott Kirk                               0              -          77,578<F12>       1.2%

  Kristine A. Crabs                           0              -          26,694<F13>         *

  All executive officers and
   directors as a group
   (includes 6 persons)                 255,557<F14>        1.3%       443,106<F15>       6.7%

* Less than 1%


<F1>  Unless otherwise indicated, each of the parties listed has sole voting and investment power over the shares of Noel Common Stock owned. The number of shares of Noel Common Stock indicated includes in each case the number of shares of Noel Common Stock issuable upon exercise of options to purchase Noel Common Stock to the extent that such options are currently exercisable. For purposes of this table, such options are deemed to be "currently exercisable" if they may be exercised within 60 days following the date of filing of this Annual Report on Form 10-K.

<F2>  Based on 20,187,705 shares of Noel Common Stock issued and outstanding on September 16, 1996. In addition, treated as outstanding for the purpose of computing the percentage ownership of each director or named executive officer and of all executive officers and directors as a group are shares of Noel Common Stock issuable to such individual or group upon exercise of options to purchase Noel Common Stock to the extent currently exercisable.

<F3>  Unless otherwise indicated, each of the parties listed has sole voting and investment power over the shares of Common Stock owned. The number of shares of Common Stock indicated includes in each case the number of shares of Common Stock issuable upon exercise of outstanding stock options, to the extent that such options are currently exercisable.

<F4>  Based on 6,331,790 shares of Common Stock issued and outstanding on
      September 16, 1996. In addition, treated as outstanding for the purpose of computing the percentage ownership of each director or named executive officer and of all executive officers and directors as a group are shares of Common Stock issuable to such individual or group upon exercise of options to purchase Common Stock to the extent currently exercisable.

<F5>  The information set forth in the table and in this footnote regarding shares beneficially owned by Gofen & Glossberg, Inc. ("Gofen & Glossberg") is based on a Schedule 13G dated February 12, 1996 filed with the Securities and Exchange Commission by Gofen & Glossberg.

<F6>  Consists of shares issuable upon exercise of options to purchase Noel
      Common Stock.

<F7>  Consists of 9,100 shares held by Ms. Brenner directly, 35,067 shares issuable upon exercise of options granted by the Company and 166,667 shares issuable shares upon exercise of the Noel Option, but does not include an additional 33,333 shares issuable pursuant to the Noel Option which are not currently exercisable.

<F8>  Consists of 25,500 shares held by Mr. Davis directly, 20,000 shares held by Mr. Davis' wife as trustee for Mrs. Davis' children, with respect to which shares Mr. Davis disclaims beneficial ownership, and 27,500 shares issuable upon exercise of options granted by the Company.

<F9>  Consists of 27,500 shares issuable upon exercise of options to purchase
      Common Stock granted by the Company.

<F10> Consists of 22,223 shares issuable upon exercise of options to purchase
      Noel Common Stock granted by Noel.

<F11> Consists of 9,100 shares held by Mr. Niven directly and 18,400 shares issuable upon exercise of options to purchase Common Stock granted by the Company.

<F12> Consists of 68,250 shares held by Mr. Kirk directly and 9,328 issuable upon exercise of options to purchase Common Stock granted by the Company which are currently exercisable. The number indicated does not include an additional 56,422 shares issuable pursuant to options granted by the Company which are not currently exercisable.

<F13> Consists of 22,750 shares held by Ms. Crabs directly and 3,944 shares issuable upon exercise of options to purchase Common Stock granted by the Company which are currently exercisable. The number indicated does not include an additional 18,556 shares issuable pursuant to options to purchase Common Stock granted by the Company which are not currently exercisable.

<F14> Consists of 255,557 shares issuable upon exercise of options granted by Noel.

<F15> Includes 288,406 shares issuable upon exercise of options granted by the
      Company and Noel and certain shares with respect to which beneficial ownership is disclaimed.



Item 13. Certain Relationships and Related Transactions

    Reference is made to the caption "Compensation of Directors" in Item 11.



PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

          (a) (1)  Financial Statements

                   The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this annual report

              (2)  Exhibits.

                   Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

           (b)     Reports on Form 8-K.

                   None



    SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                LINCOLN SNACKS COMPANY
                                                (Registrant)

                                                By: /s/ Karen Brenner
                                                Karen Brenner
                                                Chairman of the Board and
                                                Chief Executive Officer

                                                Date:  September 24, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    /s/ Karen Brenner                           September 24, 1996
    Karen Brenner
    Chairman of the Board and Chief Executive Officer;
    Director (Principal Executive Officer)

    /s/ Kristine A. Crabs                       September 24, 1996
    Kristine A. Crabs
    Vice President and Chief Financial Officer,
    Secretary and Treasurer
    (Principal Financial Officer and
    Principal Accounting Officer)

    /s/ C. Larry Davis                          September 24, 1996
    C. Larry Davis
    Director

    /s/ Alexander P. Lynch                      September 24, 1996
    Alexander P. Lynch
    Director

    /s/ James G. Niven                          September 24, 1996
    James G. Niven
    Director



LINCOLN SNACKS COMPANY

FINANCIAL STATEMENTS AS OF JUNE 30, 1996 AND 1995
TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


INDEX TO FINANCIAL STATEMENTS


                                                                       Page(s)
Financial Statements:
Report of Independent Public Accountants                                  F-1

Balance Sheets as of June 30, 1996 and 1995                        F-2 to F-3

Statements of Operations for the Years Ended June 30, 1996
   and 1995, the Six Months Ended June 30, 1994 and
   the Year Ended December 31, 1993                                       F-4

Statements of Changes in Stockholders' Equity
   for the Years Ended June 30, 1996 and 1995,
   the Six Months Ended June 30, 1994 and the Year Ended
   December 31, 1993                                                      F-5

Statements of Cash Flows for the Years Ended June 30, 1996
   and 1995, the Six Months Ended June 30, 1994 and
   the Year Ended December 31, 1993                                F-6 to F-7

Notes to Financial Statements                                     F-8 to F-18



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Lincoln Snacks Company:

We have audited the accompanying balance sheets of Lincoln Snacks Company (a Delaware corporation) as of June 30, 1996 and 1995, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended June 30, 1996 and 1995, the six months ended June 30, 1994, and the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Snacks Company as of June 30, 1996 and 1995, and the results of its operations and its cash flows for the years ended June 30, 1996 and 1995, the six months ended June 30, 1994, and the year ended December 31, 1993 in conformity with generally accepted accounting principles.

	ARTHUR ANDERSEN LLP

 Stamford, Connecticut,
  August 2, 1996
                                       F-1



LINCOLN SNACKS COMPANY

BALANCE SHEETS
ASSETS
JUNE 30, 1996 AND 1995
(CAPTION>
                                                                      June 30,     June 30,
                                                                         1996         1995
- -------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
 Cash                                                             $    58,538  $    80,212
 Accounts receivable, net of allowances for doubtful
  accounts and cash discounts of $173,524 and $257,963              2,693,875    1,522,222
 Inventories                                                        2,083,528    2,363,481
 Prepaid and other current assets                                      90,336       99,028
- ------------------------------------------------------------------------------------------
      Total current assets                                          4,926,277    4,064,943
- ------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT:
 Land                                                                 610,000      610,000
 Building and leasehold improvements                                1,555,985    1,460,888
 Machinery and equipment                                            5,147,886    4,922,241
 Furniture and fixtures                                                62,291       62,291
 Construction in process                                                8,161      209,059
- ------------------------------------------------------------------------------------------
                                                                    7,384,323    7,264,479
 Less-accumulated depreciation                                     (1,975,357)  (1,338,414)
- ------------------------------------------------------------------------------------------
                                                                    5,408,966    5,926,065
INTANGIBLE AND OTHER ASSETS, net of accumulated
 amortization of $780,337 and $558,637                              3,643,487    3,859,170
- ------------------------------------------------------------------------------------------
      Total assets                                                $13,978,730  $13,850,178
==========================================================================================
The accompanying notes to financial statements are an integral part of these balance sheets.
                                       F-2



LINCOLN SNACKS COMPANY

BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY
JUNE 30, 1996 AND 1995
                                                                      June 30,     June 30,
                                                                         1996         1995
- --------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of term loan                                     $   800,004  $   800,004
 Borrowings under revolving line of credit                            556,115      941,591
 Accounts payable                                                   1,830,054      775,540
 Accrued trade promotions                                             860,180    1,000,964
 Accrued expenses                                                   1,116,664    1,238,060
- ------------------------------------------------------------------------------------------
    Total current liabilities                                       5,163,017    4,756,159

TERM LOAN PAYABLE                                                     309,322    1,109,326
- ------------------------------------------------------------------------------------------
    Total liabilities                                               5,472,339    5,865,485
- ------------------------------------------------------------------------------------------
COMMITMENTS (Notes 9 and 10)

STOCKHOLDERS' EQUITY:
 Common stock, $0.01 par value, 20,000,000 shares authorized,
  6,450,090 outstanding at June 30, 1996 and 1995                      64,501       64,501
 Special stock, $0.01 par value, 300,000 shares authorized,
  none outstanding                                                          -            -
 Additional paid-in capital                                        18,010,637   17,997,746
 Accumulated deficit                                               (9,542,721) (10,053,530)
- ------------------------------------------------------------------------------------------
                                                                    8,532,417    8,008,717
 Less - cost of common stock in treasury; 118,300 and
  109,200 shares at June 30, 1996 and 1995, respectively              (26,026)     (24,024)
- ------------------------------------------------------------------------------------------
    Total stockholders' equity                                      8,506,391    7,984,693
- ------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                    $13,978,730  $13,850,178
==========================================================================================
The accompanying notes to financial statements are an integral part of these balance sheets.
                                         F-3



LINCOLN SNACKS COMPANY

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 1996 AND 1995, THE SIX MONTHS ENDED
JUNE 30, 1994 AND THE YEAR ENDED DECEMBER 31, 1993
                                                                    Six Months     Year Ended
                                      Year Ended     Year Ended          Ended    December 31,
                                   June 30, 1996  June 30, 1995  June 30, 1994           1993
- ---------------------------------------------------------------------------------------------

NET SALES                            $23,845,844    $27,136,404    $10,037,537    $28,368,003
COST OF SALES                         17,224,348     16,220,495      7,191,333     17,684,633
- ---------------------------------------------------------------------------------------------
  Gross profit                         6,621,496     10,915,909      2,846,204     10,683,370

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES               5,724,777     11,271,544      8,119,247     11,361,287
NON-RECURRING CHARGE (Note 13)                 -        726,019              -              -
- ---------------------------------------------------------------------------------------------
   Income (loss) from operations         896,719     (1,081,654)    (5,273,043)      (677,917)

OTHER:
  Interest expense                      (356,910)      (519,144)      (232,624)      (610,661)
  Other income (expense), net                  -         12,415       (110,133)       (32,327)
- ---------------------------------------------------------------------------------------------
   Income (loss) before provision
    for income taxes                     539,809     (1,588,383)    (5,615,800)    (1,320,905)

PROVISION FOR INCOME TAXES                29,000         14,000         44,491         16,000
- ---------------------------------------------------------------------------------------------
    Net income (loss)                $   510,809    $(1,602,383)   $(5,660,291)   $(1,336,905)
==============================================================================================

ACTUAL AND PRO-FORMA NET INCOME
 (LOSS) PER SHARE (Note 3)           $       .08    $      (.25)   $      (.92)   $      (.34)
==============================================================================================

Weighted average number of shares
 outstanding                           6,334,757      6,340,890      6,122,719      3,977,590
==============================================================================================
The accompanying notes to financial statements are an integral part of these statements.
                                       F-4



LINCOLN SNACKS COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1,1993 TO JUNE 30, 1996
                                        Cumulative                                            Loans
                                        Redeemable                        Additional     Receivable
                                         Preferred    Common   Special       Paid-in           From   Accumulated    Treasury
                                             Stock     Stock     Stock       Capital   Stockholders     (Deficit)       Stock
- ------------------------------------------------------------------------------------------------------------------------------
January 1, 1993                         $7,000,000   $18,200       $ -   $   381,800           $  -   $  (861,729)   $      -
 Net loss                                        -         -         -             -              -    (1,336,905)          -
 Dividends on preferred stock                    -         -         -             -              -      (560,000)          -
 Issuance of common stock                        -     4,288         -        89,962        (35,000)            -           -
- -----------------------------------------------------------------------------------------------------------------------------
December 31, 1993                        7,000,000    22,488         -       471,762        (35,000)   (2,758,634)          -
 Net loss                                        -         -         -             -              -    (5,660,291)          -
 Dividends on preferred stock                    -         -         -             -              -       (32,222)          -
 Exchange of preferred stock and
  accrued dividends for common stock    (7,000,000)   17,000         -     7,762,000              -             -           -
 Collection of loans receivable                  -         -         -             -         35,000             -           -
 Issuance of common stock, net of
  underwriters commissions and
  expenses of $1,569,000                         -    25,013         -     9,530,984              -             -           -
 Purchase of 109,200 shares of treasury          -         -         -             -              -             -     (24,024)
- -----------------------------------------------------------------------------------------------------------------------------
June 30, 1994                                    -    64,501         -    17,764,746              -    (8,451,147)    (24,024)
 Net loss                                        -         -         -             -              -    (1,602,383)          -
 Noel payment under tax agreement                -         -         -       233,000              -             -           -
- -----------------------------------------------------------------------------------------------------------------------------
June 30, 1995                                    -    64,501         -    17,997,746              -   (10,053,530)    (24,024)
 Net income                                      -         -         -             -              -       510,809           -
 Purchase of 9,100 shares of treasury            -         -         -             -              -             -      (2,002)
 Noel payment under tax agreement                -         -         -        12,891              -             -           -
- -----------------------------------------------------------------------------------------------------------------------------
June 30, 1996                           $        -   $64,501       $ -   $18,010,637           $  -   $(9,542,721)   $(26,026)
==============================================================================================================================
The accompanying notes to financial statements are an integral part of these statements.
                                       F-5



LINCOLN SNACKS COMPANY

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1996 AND 1995, THE SIX MONTHS ENDED
JUNE 30, 1994 AND THE YEAR ENDED DECEMBER 31, 1993
                                                                                   Six Months
                                                         Year Ended  Year Ended         Ended     Year Ended
                                                            June 30,    June 30,      June 30,   December 31,
                                                               1996        1995          1994           1993
- -------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                       $  510,809 $(1,602,383)  $(5,660,291)   $(1,336,905)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
   Depreciation                                             636,943     569,565       244,016        440,131
   Amortization                                             221,700     627,842       316,234        530,721
   Write-off of covenant not-to-compete                           -     466,667             -              -
   (Gain) loss on disposal of equipment                           -      (5,415)      110,133              -
   Provision for doubtful accounts and cash
    discounts, net                                          (84,439)     33,711       (11,748)        44,000
 Changes in assets and liabilities
  (net of assets acquired in 1993):
   (Increase) decrease in accounts receivable            (1,087,214)     95,027     2,177,345     (1,670,971)
   (Increase) decrease in inventories                       279,953   1,157,390       625,132     (1,123,505)
   (Increase) decrease in prepaid and
    other current assets                                      8,692      58,582       118,789        (77,619)
   Increase in other assets                                  (6,017)    (33,452)      (23,989)      (250,832)
   Increase (decrease) in accounts payable                1,054,514    (434,188)     (355,289)       829,397
   Increase (decrease) in due to Parent                           -           -      (374,620)        17,925
   Increase (decrease) in accrued interest
    - due to Parent                                               -           -      (636,957)       524,439
   Increase (decrease) in accrued trade promotions         (140,784)     (5,058)      667,235       (354,791)
   Increase (decrease) in accrued expenses                 (121,396)   (325,536)      721,242        (87,863)
- ------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) operating activities   1,272,761     602,752    (2,082,768)    (2,515,873)
- ------------------------------------------------------------------------------------------------------------
                                       F-6



LINCOLN SNACKS COMPANY

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1996 AND 1995, THE SIX MONTHS ENDED
JUNE 30, 1994 AND THE YEAR ENDED DECEMBER 31, 1993
                                                                                   Six Months
                                                         Year Ended  Year Ended         Ended     Year Ended
                                                            June 30,    June 30,      June 30,   December 31,
                                                               1996        1995          1994           1993
- -------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of Carousel Nut business                             -           -             -     (1,604,000)
 Capital expenditures                                      (119,844)   (474,307)     (563,714)      (738,766)
- ------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                  (119,844)   (474,307)     (563,714)    (2,342,766)
- ------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                         -           -     9,555,597         59,250
 Noel payment under tax agreement                            12,891     233,000             -              -
 Purchase of treasury stock                                  (2,002)          -       (24,024)             -
 Collection of loans receivable from stockholders                 -           -        35,000              -
 Borrowings from Parent                                           -           -             -      6,968,422
 Payments to Parent                                               -           -             -    (12,168,422)
 Borrowings (repayments) under revolver, net               (385,476)    466,010    (5,810,976)     6,286,557
 Borrowings (repayments) under term loan                   (800,004)   (800,006)   (1,290,664)     4,000,000
 Cost incurred related to financing activities                    -           -             -       (397,903)
- ------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities  (1,174,591)   (100,996)    2,464,933      4,747,904
- ------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in cash                         (21,674)     27,449      (181,549)      (110,735)

CASH, beginning of period                                    80,212      52,763       234,312        345,047
- ------------------------------------------------------------------------------------------------------------
CASH, end of period                                       $  58,538   $  80,212     $  52,763       $234,312
============================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid                                            $ 279,582   $ 438,430     $ 872,659       $ 18,482
============================================================================================================
 Income taxes paid                                        $  22,140   $   6,129     $  39,993       $ 10,134
============================================================================================================
The accompanying notes to financial statements are an integral part of these statements.
                                       F-7



LINCOLN SNACKS COMPANY
NOTES TO FINANCIAL STATEMENTS



(1)  The Company:

     Lincoln Snacks Company ("Lincoln" or the "Company"), formerly Lincoln Foods Inc., is a Delaware corporation and is a majority-owned subsidiary of Noel Group, Inc. (the "Parent"). Lincoln is engaged in the manufacture and marketing of caramelized pre-popped popcorn and glazed popcorn/nut mixes primarily throughout the United States and Canada. Sales of the Company's products are subject to seasonal trends with a significant portion of sales occurring in the last four months of the calendar year. The Company was formed in August 1992 and in 1994, changed its fiscal year end from December 31 to June 30 for financial reporting purposes.

     In January 1994, the Company sold 2,472,500 shares of common stock as part of an initial public offering. The Company received net proceeds of approximately $9,600,000 from the sale of this stock.

     On June 6, 1995, the Company entered into an exclusive distribution agreement (the "Distribution Agreement") with Planters Company ("Planters"), a division of Nabisco, Inc., commencing on July 17, 1995, for the sale and distribution of Fiddle Faddle and Screaming Yellow Zonkers (the "Products"). Under the Distribution Agreement, which requires Planters to purchase a minimum number of equivalent cases during each twelve month period ending June 30, 1996 and June 30, 1997, the Company sells the Products to Planters at a selling price which is reduced from the Company's historical customer selling prices. Planters in turn is responsible for the sale and distribution of the Products to its customers, therefore, the Company does not have any selling, marketing, or distribution costs associated with these Products. The financial impact of the Distribution Agreement versus historical results is reductions in revenue and gross profit which are offset by reduced selling, marketing and distribution costs.

     Net sales to Planters for the year ended June 30, 1996 were equal to the minimum number of equivalent cases required to be purchased during the fiscal year as part of the Distribution Agreement. If Planters or the Company does not renew the Distribution Agreement, the termination thereof could have a material adverse effect on the Company's financial condition and results of operations. Sales to Planters represented
     43% of net sales for the year ended June 30, 1996 and amounts due from Planters represents 85% of accounts receivable at June 30,1996.


(2)  Acquisitions:

     Pursuant to the asset purchase agreement (the "Agreement") between Sandoz Nutrition Corporation ("Sandoz") and Lincoln, effective August 31, 1992, Lincoln acquired certain assets of the Lincoln Snack Company Division of Sandoz ("Lincoln Division") for approximately $12,100,000. Approximately $900,000 of fees and expenses were incurred related to the acquisition and are included as part of the cost allocated to the assets acquired.

    	The acquisition was accounted for as a purchase with the assets acquired recorded at their fair values at the date of acquisition. The purchase price has been allocated as follows:

     Current assets                                          $3,249,000
     Property, plant and equipment                            4,573,000
     Covenant not to compete (see Note 13)                    1,600,000
     Other assets                                                50,000
     Excess of purchase price over net assets acquired        3,528,000

     On March 15, 1993, the Company acquired certain assets of Carousel Nut Products, Inc. ("Carousel") for approximately $2,048,000 of which $1,604,000 was paid in cash and $444,000 was financed through a mortgage note. Approximately $488,000 of expenses were incurred related to the acquisition and have been included as part of the cost allocated to the assets acquired.

     The acquisition was accounted for as a purchase with the assets acquired recorded at their fair values at the date of acquisition. The purchase price was allocated as follows:

     Inventory                                               $  694,000
     Property, plant and equipment                            1,392,000
     Excess of purchase price over net assets acquired          450,000

     The following is pro-forma information as if the Company's acquisition of Carousel had occurred at January 1, 1993. This data may not be indicative of what the actual results would have been or may be in the future.

                                      Year Ended
                                     December 31,
                                            1993
     --------------------------------------------
                                      (unaudited)
     Revenues                        $ 29,132,000
     ============================================
     Net loss                        $ (1,603,000)
     ============================================
     Net loss per share              $      (0.40)
     ============================================


(3)  Summary of Significant Accounting Policies:

     Use of Estimates-

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


     Revenue recognition-

     Revenue is recognized by the Company when products are shipped and title passes to the customer.


     Advertising and promotion-

     Advertising costs are expensed in the period in which the related advertisements occur. The estimated cost of the total ultimate redemptions of various coupon programs are expensed immediately at the time a coupon program is distributed to the public.


     Inventories-

     Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first in, first out) or market (net realizable value).


     Property, plant and equipment-

     Property, plant and equipment is stated at cost and is depreciated on the straight-line method based upon the estimated useful lives of the assets. The estimated useful lives of assets are as follows:

     Building and leasehold improvements                    10-30 years
     Machinery and equipment                                 3-10 years
     Furniture and fixtures                                  7-10 years

     Expenditures for maintenance and repairs are charged against income as incurred. Significant expenditures for betterments are capitalized. Capital expenditures which are not able to be put into use immediately are included in construction in process. As these programs are completed, they are transferred to depreciable assets.


     Intangible assets-

     Intangible assets are carried at cost, less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives as follows:

     Excess of purchase price over net assets acquired         30 years
     Intellectual property and other                         1-20 years
     Covenant not to compete (see Note 13)                      4 years

     As required under Accounting Principle Board No. 17, "Intangible
     Assets", the Company periodically evaluates the periods over which intangible assets are amortized to determine if events have occurred which would require modification to the amortization period. The Company reviews anticipated future operating results and cash flows on an undiscounted basis in determining whether there has been an impairment in the value of the excess of purchase price over net assets acquired.

     In March 1995, Statement of Financial Accounting Standards ("SFAS")
     No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued. The Company plans to adopt SFAS No. 121 in fiscal 1997, and believes that this accounting standard will not have a material effect on the Company's financial position and results of operations.


     Earnings (loss) per common share-

     Earnings (loss) per common share is computed based upon the weighted average number of common shares outstanding. The common shares outstanding reflect the 45.5 to 1 stock split effected in November
     1993.  The common shares outstanding used in the computation of earnings
     (loss) per common share for all periods presented include 1,728,755 shares issued upon the exchange of the preferred stock for common stock which occurred at the consummation of the registration of common stock in January 1994 as discussed in Note 1.

     Pursuant to Securities and Exchange Commission Staff Bulletin No. 55, common stock and common stock equivalents issued within one year of an initial public offering (see Note 7) have been included in the calculation of earnings (loss) per share as if they were outstanding for all periods presented.

     Since the weighted average number of shares outstanding included the assumed exchange of the preferred stock, earnings (loss) per common share is calculated on earnings (loss) before preferred stock dividend.


     Reclassifications-

     Certain amounts have been reclassified in the prior year statements to conform with current year presentation.

(4)  Balance Sheet Components:

	The components of certain balance sheet accounts are as follows:

                                                   1996            1995
     ------------------------------------------------------------------
     Inventories-
     Raw and packaging materials             $1,616,673      $1,505,497
     Finished goods                             466,855         857,984
     ------------------------------------------------------------------
                                             $2,083,528      $2,363,481
     ==================================================================
                                                   1996            1995
     ------------------------------------------------------------------
     Intangible and other assets-
      Excess of purchase price over
       net assets acquired                   $3,977,631      $3,977,631
      Intellectual property and other           446,193         440,176
     ------------------------------------------------------------------
                                              4,423,824       4,417,807
     Less:  accumulated amortization           (780,337)       (558,637)
     ------------------------------------------------------------------
     Intangible assets, net                  $3,643,487      $3,859,170
     ==================================================================

     In March 1995, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued. The Company plans to adopt SFAS No. 121 in fiscal 1997, and believes that this accounting standard will not have a material effect on the Company's financial position and its results of operations.


(5)  Income Taxes:

     Lincoln follows the accounting for income taxes required under SFAS No. 109, "Accounting for Income Taxes".

     For the periods prior to the sale of stock in January 1994, discussed in
     Note 1, the Company is included in the consolidated United States Federal income tax return of its Parent. The Parent agreed not to allocate a tax charge or benefit to the Company which is greater than the income taxes that would have been generated if the Company computed its income taxes on a separate return basis during these periods. The Company was not included in the state income and franchise tax returns filed by its Parent.

     Upon completion of the registration and sale of stock in January 1994 the Company became less than 80% owned by its Parent and is no longer included in the United States Federal income tax return of its Parent.

     The following represents a reconciliation of the federal statutory income tax rate to the effective income tax rate:

                                    1996           1995            1994            1993
     -------------------------------------------------------------------------------------
     Statutory federal income
      (benefit) tax rate            34.0%         (34.0%)         (34.0%)         (34.0%)
     State income and
      franchise taxes,
       net of federal benefit        3.6            0.6              0.5            0.8
     Net loss not benefited         14.6           30.1             30.0           49.2
     Depreciation and
      amortization                 (27.5)           3.3             (1.3)          (9.0)
     Accrued expenses              (13.4)          (0.3)             5.2           (7.3)
     Other temporary differences    (8.4)           0.7              0.1              -
     Non-deductible meals
      and entertainment              0.7            0.2                -            1.1
     ----------------------------------------------------------------------------------
     Effective income tax rate       3.6%           0.6%             0.5%           0.8%
     ==================================================================================


     The principal temporary items comprising the net unrecognized deferred income tax asset are as follows:

                                 June 30,       June 30,         June 30,   December 31,
                                    1996           1995             1994           1993
- ----------------------------------------------------------------------------------------
     Net operating loss
      carryforward,  net of
       amount utilized
        by Parent             $3,079,000     $2,259,000       $1,710,000     $        -

     Depreciation and
      amortization              (662,000)      (264,000)         (59,000)      (111,000)
     Accrued expenses
      not yet deductible         476,000        545,000          498,000         70,000
     All other                   192,000        194,000          217,000         72,000
     ----------------------------------------------------------------------------------
     Net deferred tax
      asset unrecognized       3,085,000      2,734,000        2,366,000         31,000
     Less: valuation
      reserve                 (3,085,000)    (2,734,000)      (2,366,000)       (31,000)
     ----------------------------------------------------------------------------------
     Net deferred tax
      asset recognized         $       -      $       -        $       -      $       -
     ==================================================================================

     At June 30, 1996, the Company had a net operating loss carryforward ("NOL's") for income tax purposes, subject to Internal Revenue Service review, of approximately $7,700,000 which expire in 2009 through 2011 if not utilized. The above NOL's include those NOL's generated subsequent to deconsolidating from its Parent and approximately $1,600,000 of unutilized NOL's generated by the Company that were included in the Parent's tax return prior to deconsolidation in fiscal 1996. The Company has been reimbursed for the portion of the Company's fiscal 1994 and 1995 NOL's utilized by the Parent prior to deconsolidating. This reimbursement resulted in a payment of $233,000 and $12,891, respectively, to the Company, which was recorded by the Company as additional paid-in capital.

     Under the United States Internal Revenue Code, future utilization of NOL's may be limited when certain ownership changes occur. As a result, future changes in ownership may limit the Company's ability to fully utilize its available NOL's.


(6)  Preferred Stock Subject to Redemption:

     All preferred stock was owned by the Parent. The Parent converted all of the preferred stock and accrued dividends into common stock upon consummation of the offering of common stock in January 1994. The Parent received 1,728,755 shares of common stock upon conversion.


(7)  Stockholders' Deficit:

     In January 1993, the Company issued and sold 383,335 shares of common stock to certain key management personnel and directors for $84,250, the estimated fair market value at date of issuance. In addition, 45,500 common shares were issued to a director as part of his finders fee in connection with the acquisition of the Company.

     The Company's certificate of incorporation authorizes the issuance of special stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

     In November 1993, the Company adopted the 1993 Stock Option Plan and the Non-Employee Directors' Stock Option Plan. A total of 550,000 shares of common stock is reserved for issuance under the 1993 Stock Option Plan and 200,000 shares of common stock is reserved for issuance under the Non-Employee Directors' Stock Option Plan. In November 1993 and December 1994, stock options covering a total of 240,000, of which 150,000 have expired, and 31,000 shares, of which 7,000 have expired, respectively, of common stock were granted to officers and employees of the Company under the 1993 Stock Option Plan. These options will be exercisable at $4.50 and $1.875 per share, respectively, and vest 20% upon grant and 20% on each anniversary date. In March 1995, stock options to purchase 20,000 shares of common stock were granted to an outside consultant to the Company and are exercisable at $2.375 per share. In April 1996, stock options to purchase 35,000 shares of common stock were granted to two outside consultants to the Company and are exercisable at $1.75 per share.

     Stock options covering a total of 123,600 shares of common stock were issued in November 1993, under the Non-Employee Directors' Stock Option Plan. Such options vested upon the consummation of the stock sale in January 1994 and are exercisable at $4.50 per share. Under this plan, each individual subsequently elected to the Board of Directors who is not an employee of the Company will receive a grant of stock options covering 20,000 shares of common stock, with an exercise price equal to the fair market value of a share of common stock as of the date of grant. In addition, each non-employee director of the Company will receive a stock option covering 5,000 shares of common stock immediately following such non-employee directors re-election at each Annual Meeting of Stockholders of the Company during the ten-year term of the Non-Employee Directors' Stock Option Plan, with an exercise price equal to the fair market value of a share of common stock as of the date of grant. In November 1995 and 1994, options covering a total of 20,000 and 17,500 shares were granted to directors of the Company, vesting immediately, exercisable at $2.70 and $1.875 per share.

     In connection with the offering of common stock in January 1994, the Company issued to the underwriters warrants to purchase 215,000 shares of common stock. These warrants are exercisable for a period of five years beginning in January 1994 at an exercise price of $5.40 per share.

     In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. The Company plans to adopt SFAS No. 123 in fiscal 1997. The Company currently does not plan to change its method of accounting for stock based compensation; however, SFAS No. 123 will require additional footnote disclosures relating to the effect of using a fair value based method of accounting for stock-based compensation cost.


(8)  Credit Facility:

     In December 1993, the Company entered into a bank loan agreement, as amended, which currently provides for up to $6 million in revolver borrowings and a $1.9 million term loan. The facilities require the maintenance of various financial and other covenants including, but not limited to, earnings (loss) before interest, taxes, depreciation and amortization ("EBITDA"), tangible net worth and debt coverage. The financial covenants are to be met on a quarterly basis and the minimum requirements vary by quarter.

     In March and June of 1995, the credit and term loan facilities were amended as the Company would not have been in compliance with the EBITDA covenant as it existed prior to the amendments. Since June 30, 1995, the Company has been in compliance with the terms of the bank loan agreement.

     Borrowings under the revolver are limited to a percent of eligible receivables and inventory. The revolving credit facility and term loan bear interest at a rate equal to the sum of the average monthly Eurodollar rate plus 3.0% and 3.25%, respectively. In addition to this rate, the Company does have the option to pay interest on the revolving credit facility and term loan at (1) the Alternate Base Rate, as defined, plus 1.5% and 1.75%, respectively, or (2) the Eurodollar rate, as defined, plus 3.0% and 3.25%, respectively. At June 30, 1996 and 1995, the interest rate was 8.94% and 9.375%, respectively. Interest is payable monthly, in arrears, and is calculated on the basis of a 360 day year and actual days elapsed, with the applicable rate adjusting on each change of the Eurodollar rate. Effective September 1996, the Company's interest rate for its revolving credit facility and term loan will decrease 0.5% since the Company achieved certain financial ratios at June 30, 1996. The Company's interest rates may decrease a further 0.5% if certain financial ratios are achieved at September 30, 1996.

     The facility requires an annual monitoring fee of $12,000 and an unused facility fee of 0.5% on the unused portion of the revolver. The facilities are collateralized by substantially all of the Company's assets. All borrowings under the revolving credit facility are reflected as a current liability.

     The credit facility is available through December 2, 1999. At that time, any borrowing under the credit facility becomes due. The term loan is repayable in monthly installments of $66,667 which began in January 1994. The term loan classified as long term debt matures in fiscal 1998.

     Through January 1994, Lincoln had a credit facility with its Parent that allowed for borrowings up to $14,100,000. In December 1993, the Company repaid its indebtedness to the Parent under the Note Payable to Parent from borrowings under this bank facility.


(9)  Commitments:

     In the normal course of business, Lincoln enters into purchase commitments with certain of its raw material suppliers generally for periods up to one year. Amounts to be purchased under these arrangements are not anticipated to exceed raw material requirements for the period to which the commitments apply. The total remaining amount of inventory to be purchased under these commitments as of June 30, 1996 is approximately $3,248,000. These purchase commitments expire primarily through December 31, 1996.


(10) Leases:

     At June 30, 1996, the Company's minimum future rental payments on a fiscal year basis under non-cancelable operating leases are as follows:

     1997     $266,000
     1998      183,000
     1999       72,000
     2000       19,000

     Rent expense for operating leases amounted to approximately
     $283,000 and $338,000 for the years ended June 30, 1996 and 1995, respectively, $167,000 for the six months ended June 30, 1994, and $255,000 for the year ended December 31, 1993.


(11) Related Party Transactions:

     In connection with the acquisition of the Company, a finders fee of $175,000 was paid to a director of Lincoln and legal fees of $106,000 were paid to a law firm of which one of its partners is a director of the Parent. In the years ended June 30, 1996 and 1995, the six months ended June 30, 1994, and the year ended December 31, 1993, legal fees of approximately $86,000, $75,000, $267,000 and $108,000, respectively, were paid to this law firm.

     For the years ended June 30, 1996 and 1995, the six months ended June 30, 1994, and the year ended December 31, 1993, this director was paid the following: $9,000, $42,000, $19,000 and $47,000, respectively, for services under this agreement, $0, $35,000, $0 and $33,000 respectively, for consulting services, and $2,000, $3,000, $9,000 and $15,000, respectively in director fees.

     One of the Company's executives is paid by the Parent. Lincoln did not receive any allocation of expenses from its Parent relating to this charge.

     During the year ended June 30, 1995, an investment banking firm rendered certain financial services to the Company. A director of the Company is Co-President and Co-Chief Executive Officer of this investment banking firm.


(12) Employee Benefit Plans:

     The Company sponsors a defined contribution savings plan (401(k)). Participation in the plan is available to substantially all salaried and hourly employees. Company contributions to the plan are based on a percentage (2%) of employee contributions. During the years ended June 30, 1996 and 1995, the six months ended June 30, 1994, and the year ended December 31, 1993, Company contributions to the plan totaled $51,000, $48,000, $27,000 and $46,000, respectively.


(13) Non-recurring Charge Related to Distribution Agreement:

     On June 6, 1995, the Company entered into an exclusive Distribution Agreement with Planters for the sale and distribution of the Products, see Note 1.

     As a result of this Distribution Agreement, the Company recorded a non-recurring pre-tax charge to operations of $726,019 for estimated costs associated with implementing the Distribution Agreement for the year ended June 30, 1995. The largest portion of this charge represents a $466,667 write-off of the unamortized balance of the covenant not to compete previously acquired from Sandoz (see Note 2) as the Company determined the net realizable value of the covenant to be insignificant. In addition, the charge was also for estimated severance payments and inventory obsolescence costs associated with the Distribution Agreement.


(14) Sales Data:

     Export sales-

     During the years ended June 30, 1996 and 1995, the six months ended June 30, 1994, and the year ended December 31, 1993, export sales were approximately $1,422,000, $2,259,000, $900,000, and $2,288,000,
     respectively.


     Significant customer-

     For the year ended June 30, 1996, Planters represented approximately 43% of net sales. For the period ended June 30, 1994 one customer represented approximately 10% of net sales. No one customer accounted for 10% or more of net sales during the periods ended December 31, 1993 and June 30, 1995.


(15) Unaudited Financial Information for the Six Months Ended July 3, 1993:

     The following summarizes the income statement information for the six months ended July 3, 1993.

                                             Six Months
                                                  Ended
                                           July 3, 1993
     --------------------------------------------------
                                             (Unaudited)
     Net sales                              $ 8,907,000
     Cost of sales                            5,697,000
     --------------------------------------------------
      Gross profit                            3,210,000
     Selling, general and
      administrative expenses                 4,158,000
     --------------------------------------------------
      Loss from operations                     (948,000)
     Interest expense                          (246,000)
     Other income                                 7,000
     --------------------------------------------------
      Net loss                              $(1,187,000)
     ==================================================
     Net loss per share                     $      (.30)
     ==================================================


(16) Valuation and Qualifying Accounts:

                              Balance at     Charged to                         Balance
                               Beginning      Costs and                          at end
     Description               of Period       Expenses       Deductions      of Period
     ----------------------------------------------------------------------------------
     Year ended
      December 31, 1993,
       allowances for
       doubtful accounts
       and cash discounts       $192,000       $509,000        $(465,000)      $236,000

     Six months ended
      June 30, 1994,
      allowances for
      doubtful accounts
      and cash discounts        $236,000       $135,000        $(146,748)      $224,252

     Year ended
      June 30, 1995,
      allowances for
      doubtful accounts
      and cash discounts        $224,252       $439,050        $(405,339)      $257,963

     Year ended
      June 30, 1996,
      allowances for
      doubtful accounts
      and cash discounts        $257,963       $242,673        $(327,112)      $173,524


    INDEX OF EXHIBITS

    Exhibit Title                                              Exhibit No.

    (2) Plan of acquisition, reorganization, arrangement, liquidation or succession; Not Applicable

    (3)  Articles of Incorporation and By-Laws

         (A)  Certificate of Incorporation, as amended and as            *
              currently in effect (Incorporated by reference to Exhibit 3(A), filed by the Company with the Registration Statement on Form S-1 (33-71432))

         (B)  By-laws as currently in effect (Incorporated by            *
              reference to Exhibit 3(B) filed by the Company with the Registration Statement on Form S-1 (33-71432))

    (4) Instruments defining the rights of security holders, including indentures

         (A)  Excerpts from Certificate of Incorporation, as amended,    *
              (Incorporated by reference to Exhibit 4(A) filed by the Company with the Registration Statement on Form S-1
              (33-71432))

         (B)  Excerpts from By-Laws, as amended, (Incorporated by        *
              reference to Exhibit 4(B) filed by the Company with the Registration Statement on Form S-1 (33-71432))

    (9)  Voting Trust Agreement; Not Applicable

    (10) Material Contracts

          (A)  Amendment No. 5, dated as of November 7, 1995, to         *
               Revolving Credit, Term Loan and Security Agreement dated December 3, 1993, by and between Lincoln Snacks Company and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit 10(a) filed by the Company with the Quarterly Report on Form 10-Q for the quarter ended December 31, 1996)

          (B)  Letter dated December 18, 1995 between Lincoln Snacks     *
               Company and Planters relating to the revised production schedule (Incorporated by reference to Exhibit 10(b) filed by the Company with the Quarterly Report on Form 10-Q for the quarter ended December 31, 1996)

          (C)  Letter dated November 30, 1995 between Lincoln Snacks     *
               Company and Planters relating to the revised territories covered by the Planters Agreement (Incorporated by reference to Exhibit 10(c) filed by the Company with the Quarterly Report on Form 10-Q for the quarter ended December 31, 1996)

          (D)  Letter dated February 5, 1996 between Lincoln Snacks      *
               Company and Planters relating to the revised production schedule (Incorporated by reference to Exhibit 10(a) filed by the Company with the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)

          (E)  Amendment No. 6 dated May 8, 1996, to Revolving Credit,   *
               Term Loan and Security Agreement dated December 3, 1993, by and between Lincoln Snacks Company and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit 10(b) filed by the Company with the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)

          (F) Letter agreement dated March 1, 1996 by and between Noel * Group, Inc. and Karen Brenner relating to Ms. Brenner's employment by Noel Group, Inc. (Incorporated by reference to Exhibit 10(B) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed by Noel Group, Inc.)

    (11) Statement of computation of per share earnings: Not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein

    (12)  Statement re computation of ratios; Not applicable

    (13) Annual report to security holders, Form 10-Q or quarterly report to security holders; Not applicable

    (16)  Letter re change in certifying accountant; Not Applicable

    (18)  Letter re change in accounting principles; Not Applicable

    (21)  Subsidiaries of Registrant; Not Applicable

    (22) Published report regarding matters submitted to vote of security holders; Not Applicable

    (23)  Consents of experts and counsel; Not Applicable

    (24)  Power of Attorney;  Not Applicable

    (27)  Financial Data Schedule                                       27

    (99)  Additional Exhibits; Not Applicable

  *  Incorporated by reference