Form 10-Q
period 1996-09-30
LINCOLN SNACKS CO
filed 1996-11-06
CIK 914642

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                     ----------------------

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 1996

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

                                        Yes    X     No

The number of shares of the issuer's Common Stock, $.01 par value, outstanding on November 5, 1996 was 6,331,790 shares.

                     LINCOLN SNACKS COMPANY
                       INDEX TO FORM 10-Q

                                                           PAGE
                                                           ----
Part I.   FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS

          Balance Sheets as of September 30, 1996
          and June 30, 1996                                 3-4

          Statements of Operations for the
          three months ended September 30, 1996
          and September 30, 1995                              5

          Statements of Changes in Stockholders'
          Equity for the three months ended
          September 30, 1996 and September 30, 1995           6

          Statements of Cash Flows for the
          three months ended September 30, 1996
          and September 30, 1995                              7

          Notes to Financial Statements                     8-9


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                      10-12


Part II.  OTHER INFORMATION


Item 1-4. OTHER INFORMATION                                  13


Item 5.   OTHER INFORMATION                                  13


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                   13


Signatures                                                   14

                     LINCOLN SNACKS COMPANY

                         BALANCE SHEETS

                             ASSETS

           AS OF SEPTEMBER 30, 1996 AND JUNE 30, 1996

                                           September 30,      June 30,
                                               1996             1996
                                           -------------   ------------
           ASSETS                           (Unaudited)

CURRENT ASSETS:
  Cash                                     $     58,679   $     58,538
  Accounts receivable (net of allowance
  for doubtful accounts and cash discounts
  of $202,556 and $173,524 respectively)      2,239,629      2,693,875
  Inventories                                 2,986,788      2,083,528
  Prepaid and other current assets               23,155         90,336
                                           ------------   ------------
Total current assets                          5,308,251      4,926,277


PROPERTY, PLANT AND EQUIPMENT:

  Land                                          610,000        610,000
  Building and leasehold improvements         1,559,805      1,555,985
  Machinery and equipment                     5,164,149      5,147,886
  Furniture and fixtures                         62,291         62,291
  Construction in process                         4,240          8,161
                                           ------------   ------------
                                              7,400,485      7,384,323

  Less: accumulated depreciation
   and amortization                          (2,137,440)    (1,975,357)
                                           ------------   ------------
                                              5,263,045      5,408,966


INTANGIBLE AND OTHER ASSETS,
net of accumulated amortization of
$835,329 and $780,337                         3,588,496      3,643,487
                                           ------------   ------------

TOTAL ASSETS                               $ 14,159,792   $ 13,978,730
                                           ============   ============


         The accompanying notes to financial statements are an integral part of these balance sheets.

                     LINCOLN SNACKS COMPANY

                         BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY

           AS OF SEPTEMBER 30, 1996 AND JUNE 30, 1996

                                          September 30,      June 30,
                                               1996            1996
                                          -------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY       (Unaudited)

CURRENT LIABILITIES:
  Current portion of term loan             $    800,004   $    800,004
  Borrowings under revolving
   line of credit                               485,393        556,115
  Accounts payable                            1,739,186      1,830,054
  Accrued trade promotions                      916,593        860,180
  Accrued expenses                            1,057,207      1,116,664
                                           ------------   ------------

Total current liabilities                     4,998,383      5,163,017


Term Loan Payable                               109,321        309,322
                                           ------------   ------------

TOTAL LIABILITIES                             5,107,704      5,472,339
                                           ------------   ------------
COMMITMENTS

STOCKHOLDERS' EQUITY:

  Common stock, $0.01 par value,
   20,000,000 shares authorized,
   6,450,090 shares issued at
   September 30, 1996 and June 30, 1996          64,501         64,501
  Special stock, $0.01 par value, 300,000
   shares authorized, none outstanding                0              0
  Additional paid-in capital                 18,010,637     18,010,637
  Accumulated deficit                        (8,997,024)   ( 9,542,721)
  Less: cost of common stock in
   treasury 118,300 shares                      (26,026)       (26,026)
                                           ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                    9,052,088      8,506,391
                                           ------------   ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       $ 14,159,792   $ 13,978,730
                                           ============   ============

         The accompanying notes to financial statements are an integral part of these balance sheets.

                     LINCOLN SNACKS COMPANY

                    STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

                                               1996             1995
                                           ------------   ------------
                                            (Unaudited)    (Unaudited)
NET SALES                                  $  6,868,040   $  6,454,612

COST OF SALES                                 4,683,284      4,443,715
                                           ------------   ------------

  Gross profit                                2,184,756      2,010,897

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                       1,562,719      1,686,251
                                           ------------   ------------

  Income from operations                        622,037        324,646

INTEREST EXPENSE                                 66,340        106,770
                                           ------------   ------------
  Income before provision
   for income taxes                             555,697        217,876

PROVISION FOR INCOME TAXES                       10,000         12,000
                                           ------------   ------------

  Net income                               $    545,697   $    205,876
                                           ============   ============

NET INCOME PER SHARE                       $       0.09   $       0.03
                                           ============   ============
Weighted Average Number of
Shares Outstanding                            6,331,790      6,340,890
                                           ============   ============


         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY

          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

                           (UNAUDITED)

                       Common   Special    Paid In    Accumulated   Treasury
                        Stock    Stock     Capital      Deficit       Stock
                       -------  -------  -----------  ------------  --------
June 30, 1995          $64,501       $0  $17,997,746  ($10,053,530) ($24,024)

Net income                                                 205,876
                       -------  -------  -----------  ------------  --------
September 30,
1995                   $64,501       $0  $17,997,746  ($ 9,847,654) ($24,024)
                       =======  =======  ===========  ============  ========

June 30, 1996          $64,501       $0  $18,010,637  ($ 9,542,721) ($26,026)

Net income                                                 545,697
                       -------  -------  -----------  ------------  --------
September 30,
1996                   $64,501       $0  $18,010,637  ($ 8,997,024) ($26,026)
                       =======  =======  ===========  ============  ========

         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY

                    STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

                                               1996           1995
                                           ------------   ------------
                                            (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $    545,697   $    205,876
  Adjustments to reconcile net income
  to cash provided by (used in)
  operating activities:
    Depreciation and amortization               217,075        208,518
    Allowance for doubtful accounts and
     cash discounts, net                         29,032         26,120

  Changes in Assets and Liabilities:
    (Increase) decrease in accounts
      receivable                                425,214     (2,080,693)
    Decrease in inventories                    (903,260)      (593,454)
    Increase in prepaid and
     other current assets                        67,179         54,449
    Increase (decrease) in accounts
      payable and accrued expenses              (93,911)     1,417,013
                                           ------------   ------------
  Net cash provided by (used in)
   operating activities                         287,026       (762,171)
                                           ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                        (16,162)       (43,108)
                                           ------------   ------------
  Net cash used in investing activities         (16,162)       (43,108)
                                           ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Borrowings (repayments) under
    revolver, net                               (70,722)       966,412
    Repayments under term loan                 (200,001)      (200,001)
                                           ------------   ------------
  Net cash provided by (used in)
   financing activities                        (270,723)       766,411
                                           ------------   ------------
  Net increase (decrease) in cash                   141        (38,868)

CASH, beginning of period                        58,538         80,212
                                           ------------   ------------
CASH, end of period                        $     58,679   $     41,344
                                           ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                            $     69,989   $    104,015
                                           ============   ============

  Income taxes paid                        $      5,918   $      8,280
                                           ============   ============

                     LINCOLN SNACKS COMPANY

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1996
                           (Unaudited)

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

(2)  Basis of Presentation:

     The balance sheet as of September 30, 1996, and the related statements of operations for the three months ended September 30, 1996 and September 30, 1995, changes in stockholders' equity and cash flows for the three months ended September 30, 1996 and September 30, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and September 30, 1995 have been made. During the interim periods reported on, the accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods and described in the Company's Annual Report on Form 10-K for the twelve months ended June 30, 1996 filed with the Securities and Exchange Commission on September 24, 1996 (the "Annual Report").

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements included in the Annual Report. The results of operations for the three months ending September 30, 1996 and September 30, 1995 are not necessarily indicative of the operating results for the full year.

(3)  Credit Facility:

     The Company has a revolving credit and term loan facility, as amended, which provides for up to $5.9 million in revolver borrowings and a $1.9 million term loan ($.5 million was outstanding under the revolver and $.9 million was outstanding under the term loan, as of September 30,
     1996). This facility is collateralized by substantially all of the Company's assets.

(4)  Inventory:

     Inventory consists of the following:

                                          September 30,     June 30,
                                               1996           1996
                                           ------------   ------------
     Raw materials and supplies            $  1,692,937   $  1,616,673
     Finished Goods                           1,293,851        466,855
                                           ------------   ------------

                                           $  2,986,788   $  2,083,528
                                           ============   ============

(5)  Significant Customer:

     On June 6, 1995, the Company entered into an exclusive distribution agreement (the "Distribution Agreement") with Planters Company, a division of Nabisco, Inc. ("Planters"), commencing on July 17, 1995, for the sale and distribution of Fiddle Faddle and Screaming Yellow Zonkers (the "Products"). The Distribution Agreement requires Planters to purchase a minimum number of equivalent cases during each year of the initial term.

     The initial term of the Distribution Agreement expires on June 30, 1997 but is automatically renewable for additional one year periods unless terminated by either party upon prior written notice. If Planters or the Company does not renew the Distribution Agreement, the termination thereof could have a material adverse effect on the Company's financial condition and results of operations.

     Net sales to Planters for the three months ended September 30, 1996 were greater than the minimum number of equivalent cases required to be purchased during the quarter as part of the Distribution Agreement. Sales to Planters represented 50% and 27% of net sales for the quarter ended September 30, 1996 and 1995, respectively.

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

     On June 6, 1995, the Company entered into an exclusive distribution agreement ("the Distribution Agreement") with Planters Company, a division of Nabisco, Inc. ("Planters"), commencing on July 17, 1995, for the sale and distribution of Fiddle Faddle and Screaming Yellow Zonkers (the "Products"). The Distribution Agreement requires Planters to purchase a minimum number of equivalent cases during each year of the initial term.

     The initial term of the Distribution Agreement expires on June 30, 1997 but is automatically renewable for additional one year periods unless terminated by either party upon prior written notice. If Planters or the Company does not renew the Distribution Agreement, the termination thereof could have a material adverse effect on the Company's financial condition and results of operations.

     Net sales to Planters for the three months ended September 30, 1996 were greater than the minimum number of equivalent cases required to be purchased during the quarter as part of the Distribution Agreement. Sales to Planters represented 50% and 27% of net sales for the quarter ended September 30, 1996 and 1995, respectively.


Three months ended September 30, 1996 versus September 30, 1995

     Net sales increased 6% or $.41 million to $6.87 million for the quarter ended September 30, 1996 versus $6.45 million in the corresponding period of 1995. The increase in net sales is due to increased Planters sales and sales of Lincoln's other branded product which were consistent with a year ago. That increase was offset by declines in Nut Division and liquidation sales. Sales to Planters represented 50% and 27% of net sales for the quarter ended September 30, 1996 and 1995, respectively.

     The increase in net sales resulted in an increase in gross profit of $.17 million to $2.18 million for the quarter ended September 30, 1996 versus $2.01 million in the corresponding period of 1995.

     Selling, general and administrative expenses decreased 7% or $.12 million to $1.56 million in the quarter ended September 30, 1996 versus $1.68 million the same period in 1995. These expenses decreased during this period primarily due to cost reductions resulting from the Distribution Agreement.

     The increase in gross profit and the decrease in selling, general and administrative expenses and interest expense, resulted in an increase in the net income of $.34 million to $.55 million for the quarter ended September 30, 1996 versus $.21 million in the corresponding period in 1995.


Liquidity and Capital Resources

     As of September 30, 1996, the Company had working capital of $.31 million compared to a working capital deficit of $.24 million at June 30, 1996 (the Company's fiscal year end), an increase in working capital of $.55 million. The increase in working capital is primarily attributable to the Company's net profit of $.55 million for the three months ended September 30, 1996.

     The Company currently meets its short-term liquidity needs from its revolving credit facility which facility is secured by a first priority, perfected security interest in substantially all of the Company's existing and after-acquired assets. The Company presently believes that this facility is adequate to meet its needs for the next twelve months.

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

                                              Three Months Ended
                                          ----------------------------
                                          September 30,  September 30,
                                               1996           1995
                                          -------------  -------------
                                                 (in thousands)
Net cash provided by (used in)
operating activities                          $ 287          $(762)

Net cash used in investing activities          ( 16)           (43)

Net cash provided by (used in)
financing activities                           (270)           766


     Net cash provided by operating activities increased to $.29 million during the three months ended September 30, 1996 compared to a use of $.8 million in 1995. The increase is primarily due to an increase in cash provided by accounts receivable due to the timing of sales which is offset by a decrease in cash provided by accounts payable due to timing of expenses in addition to the increase in net income of $.34 million for the three months ended September 30, 1996 versus 1995.

     Net cash used in investing activities of $.01 million and $.04 million for the three months ended September 30, 1996 and September 30, 1995, respectively, represents capital expenditures.

     Net cash used in financing activities was $.27 million for the three months ended September 30, 1996, which consisted of repayments of revolver borrowings under its credit agreement of $.07 million and term loan repayments of $.20 million. Net cash provided by financing activities for the period ended September 30, 1995 was $.77 million, which consisted of revolver borrowings under its credit agreement of $.97 million which was offset by term loan repayments of $.20 million.

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

              (10)  Not Applicable

              (11) Statement regarding computation of per share earnings is not required because the relevant computation can be determined from the material contained in the Financial Statements included herein.

              (15)  Not Applicable
              (18)  Not Applicable
              (19)  Not Applicable
              (22)  Not Applicable
              (23)  Not Applicable
              (24)  Not Applicable
              (27)  Financial Data Schedule
              (99)  Not Applicable

          b   Reports on Form 8-K                     Not Applicable

                            SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



November 6, 1996        Lincoln Snacks Company
                        (Registrant)



                        By:    /s/Karen Brenner
                               -----------------------------------
                        Name:  Karen Brenner
                        Title: Chairman of the Board and
                               Chief Executive Officer; Director
                               (Principal Executive Officer)



                        By:    /s/Kristine A. Crabs
                               -----------------------------------
                        Name:  Kristine A. Crabs
                        Title: Vice President and Chief Financial
                               Officer, Secretary and Treasurer
                               (Principal Financial Officer and
                               Principal Accounting Officer)