Form 10-Q
period 1996-12-31
LINCOLN SNACKS CO
filed 1997-02-06
CIK 914642

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                     ----------------------

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended December 31, 1996

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

                                        Yes    X     No

The number of shares of the issuer's Common Stock, $.01 par value, outstanding on February 5, 1997 was 6,331,790 shares.

                     LINCOLN SNACKS COMPANY
                       INDEX TO FORM 10-Q

                                                           PAGE

Part I.   FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS

          Balance Sheets as of December 31, 1996
          and June 30, 1996                                 3-4

          Statements of Operations for the
          three months ended December 31, 1996
          and December 31, 1995                               5

          Statements of Operations for the
          six months ended December 31, 1996
          and December 31, 1995                               6

          Statements of Changes in Stockholders'
          Equity for the six months ended
          December 31, 1996 and December 31, 1995             7

          Statements of Cash Flows for the
          six months ended December 31, 1996
          and December 31, 1995                               8

          Notes to Financial Statements                    9-10

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                      11-13

Part II.  OTHER INFORMATION

Item 1-4. OTHER INFORMATION                               14-15

Item 5.   OTHER INFORMATION                               14-15

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                14-15

Signatures                                                   16

                     LINCOLN SNACKS COMPANY
                         BALANCE SHEETS
                             ASSETS
            AS OF DECEMBER 31, 1996 AND JUNE 30, 1996

                                           December 31,     June 30,
                                               1996           1996
                                           ------------   -----------
           ASSETS                                  (Unaudited)

CURRENT ASSETS:
  Cash                                     $    116,217   $     58,538
  Accounts receivable (net of allowance
  for doubtful accounts and cash discounts
  of $216,675 and $173,524 respectively)      2,626,669      2,693,875
  Inventories                                 1,867,727      2,083,528
  Prepaid and other current assets               64,279         90,336
                                          -------------   ------------
Total current assets                          4,674,892      4,926,277

PROPERTY, PLANT AND EQUIPMENT:

  Land                                          370,000        610,000
  Building and leasehold improvements         1,559,805      1,555,985
  Machinery and equipment                     5,169,076      5,147,886
  Furniture and fixtures                         62,291         62,291
  Construction in process                        76,160          8,161
                                          -------------   ------------
                                              7,237,332      7,384,323

  Less: accumulated depreciation
   and amortization                          (2,299,938)    (1,975,357)
                                          -------------   ------------
                                              4,937,394      5,408,966

INTANGIBLE AND OTHER ASSETS,
net of accumulated amortization of
$644,792 and $780,337                         3,545,568      3,643,487

TOTAL ASSETS                               $ 13,157,854   $ 13,978,730
                                           ============   ============

         The accompanying notes to financial statements are an integral part of these balance sheets.

                     LINCOLN SNACKS COMPANY
                         BALANCE SHEETS
              LIABILITIES AND STOCKHOLDERS' EQUITY
            AS OF DECEMBER 31, 1996 AND JUNE 30, 1996

                                           December 31,     June 30,
                                               1996           1996
                                           ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY        (Unaudited)

CURRENT LIABILITIES:
  Current portion of term loan             $    449,624   $    800,004
  Borrowings under revolving
   line of credit                                     0        556,115
  Accounts payable                              966,065      1,830,054
  Accrued trade promotions                      908,216        860,180
  Accrued expenses                            1,006,709      1,116,664
                                           ------------   ------------

Total current liabilities                     3,330,614      5,163,017

Term Loan Payable                                     0        309,322
Deferred gain (note 6)                          115,784              0
                                           ------------   ------------

TOTAL LIABILITIES                             3,446,398      5,472,339
                                           ------------   ------------
COMMITMENTS

STOCKHOLDERS' EQUITY:

  Common stock, $0.01 par value,
   20,000,000 shares authorized,
   6,450,090 shares issued at
   December 31, 1996 and June 30, 1996           64,501         64,501
  Special stock, $0.01 par value, 300,000
   shares authorized, none outstanding                0              0
  Additional paid-in capital                 18,010,637     18,010,637
  Accumulated deficit                        (8,337,656)   ( 9,542,721)
  Less: cost of common stock in
   treasury 118,300 shares                      (26,026)       (26,026)
                                           ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                    9,711,456      8,506,391
                                           ------------   ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       $ 13,157,854   $ 13,978,730
                                           ============   ============

         The accompanying notes to financial statements are an integral part of these balance sheets.

                     LINCOLN SNACKS COMPANY
                    STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

                                               1996           1995
                                           ------------   ------------
                                            (Unaudited)    (Unaudited)
NET SALES                                   $ 7,247,136    $ 7,858,268

COST OF SALES                                 4,578,677      5,501,609
                                           ------------   ------------

  Gross profit                                2,668,459      2,356,659

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                       1,956,938      1,921,551
                                           ------------   ------------

  Income from operations                        711,521        435,108

INTEREST EXPENSE                                 42,151        105,807
                                           ------------   ------------

  Income before provision
   for income taxes                             669,370        329,301

PROVISION FOR INCOME TAXES                       10,000         13,000
                                           ------------   ------------

  Net income                               $    659,370   $    316,301
                                           ============   ============

NET INCOME PER SHARE                       $       0.10   $       0.05
                                           ============   ============

Weighted Average Number of
Shares Outstanding                            6,331,790      6,334,590
                                           ============   ============

         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY
                    STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

                                               1996           1995
                                           ------------   ------------
                                            (Unaudited)    (Unaudited)
NET SALES                                   $14,115,176    $14,312,880

COST OF SALES                                 9,261,961      9,945,327
                                           ------------   ------------

  Gross profit                                4,853,215      4,367,553

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                       3,519,657      3,607,793
                                           ------------   ------------

  Income from operations                      1,333,558        759,760

INTEREST EXPENSE                                108,493        212,577
                                           ------------   ------------

  Income before provision
   for income taxes                           1,225,065        547,183

PROVISION FOR INCOME TAXES                       20,000         25,000
                                           ------------   ------------

  Net income                               $  1,205,065   $    522,183
                                           ============   ============

NET INCOME PER SHARE                       $       0.19   $       0.08
                                           ============   ============

Weighted Average Number of
Shares Outstanding                            6,331,790      6,337,740
                                           ============   ============

         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY
          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995
                           (UNAUDITED)

                Common    Special       Paid In    Accumulated    Treasury
                Stock       Stock       Capital        Deficit       Stock
               -------   --------   -----------   ------------    --------
June 30, 1995  $64,501         $0   $17,997,746   $(10,053,530)   $(24,024)

Net income                                             522,183

Noel payment
under tax
agreement                                12,891

Purchase of
9,100 shares
of Treasury                                                         (2,002)
               -------   --------   -----------   ------------    --------

December 31,
1995           $64,501         $0   $18,010,637   $( 9,531,347)   $(26,026)

June 30, 1996  $64,501         $0   $18,010,637   $( 9,542,721)   $(26,026)

Net income                                           1,205,065
               -------   --------   -----------   ------------    --------

December 31,
1996           $64,501         $0   $18,010,637   $( 8,337,656)   $(26,026)
               =======   ========   ===========   ============    ========

         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY
                    STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

                                                1996           1995
                                           ------------   -------------
                                            (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $  1,205,065   $    522,183
  Adjustments to reconcile net income
  to cash provided by (used in)
  operating activities:
    Depreciation and amortization               429,379        420,109
    Allowance for doubtful accounts and
     cash discounts, net                         43,151         (1,112)

  Changes in Assets and Liabilities:
    Decrease in accounts receivable              24,055        524,112
    Decrease in inventories                     215,801         63,869
    Increase (decrease) in prepaid and
     other current assets                        19,178        (22,228)
    Increase (decrease) in accounts
      payable and accrued expenses             (939,342)     1,293,455
                                           ------------   ------------
  Net cash provided by (used in)
   operating activities                         997,287      2,800,388
                                           ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                        (93,009)       (48,842)
    Proceeds from sale of land                  369,218              0
                                           ------------   ------------
  Net cash provided by (used in)
    investing activities                        276,209        (48,842)
                                           ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Borrowings (repayments) under
    revolver, net                              (556,115)      (941,591)
    Repayments under term loan                 (659,702)      (400,002)
    Noel payment under tax agreement                  0         12,891
    Repurchase of treasury shares                     0         (2,002)
                                           ------------   ------------
  Net cash provided by (used in)
   financing activities                      (1,215,817)    (1,330,704)
                                           ------------   ------------
  Net increase in cash                           57,679      1,420,842

CASH, beginning of period                        58,538         80,212
                                           ------------   ------------
CASH, end of period                        $    116,217   $  1,501,054
                                           ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                            $     95,898   $    202,077
                                           ============   ============
  Income taxes paid                        $     11,767   $      3,760
                                           ============   ============

                     LINCOLN SNACKS COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996
                           (Unaudited)

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

(2)  Basis of Presentation:

     The balance sheet as of December 31, 1996, and the related statements of operations for the three and six months ended December 31, 1996 and December 31, 1995, changes in stockholders' equity and cash flows for the three and six months ended December 31, 1996 and December 31, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at December 31, 1996 and December 31, 1995 have been made. During the interim periods reported on, the accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods and described in the Company's Annual Report on Form 10-K for the twelve months ended June 30, 1996 filed with the Securities and Exchange Commission on September 24, 1996 (the "Annual Report").

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements included in the Annual Report. The results of operations for the three and six months ending December 31, 1996 and December 31, 1995 are not necessarily indicative of the operating results for the full year.

(3)  Credit Facility:

     The Company has a revolving credit and term loan facility, as amended, which provides for up to $5.9 million in revolver borrowings and a $1.9 million term loan (no amount was outstanding under the revolver and $.4 million was outstanding under the term loan, as of December 31, 1996). This facility is collateralized by substantially all of the Company's assets.

(4)  Inventory:

     Inventory consists of the following:

                                           December 31,     June 30,
                                               1996           1996
                                           ------------   ------------
     Raw materials and supplies            $    980,274   $  1,616,673
     Finished goods                             887,453        466,855
                                           ------------   ------------
                                           $  1,867,727   $  2,083,528
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

     The initial term of the Distribution Agreement expires on June 30, 1997 but is automatically renewable for additional one year periods unless terminated by either party upon prior written notice during January, 1997. The Company and Planters have agreed by letter dated January 22, 1997 that pursuant to on-going discussions between Planters and the Company relating to the Distribution Agreement, Planters and the Company have agreed to extend the period within which notice of non-renewal can be given by either party to February 28, 1997. If Planters or the Company does not renew the Distribution Agreement, the termination thereof could have a material adverse effect on the Company's financial condition and results of operations.

     The Company's sales to Planters for the six month period ended December 31, 1996 increased over the same period in 1995 due to the increase in the minimum number of equivalent cases required to be purchased as part of the Distribution Agreement in fiscal 1997. Sales to Planters represented 32% and 36% of net sales for the three months ended December 31, 1996 and 1995, respectively; 41% and 32% of net sales for the six months period ended December 31, 1996 and 1995, respectively.

(6)  Sale of Land:

     In October 1996 the Company sold land adjacent to its manufacturing facility in Lincoln, Nebraska. At the same time, the Company entered into a ten year lease agreement for 50,000 square feet of a new warehouse to be constructed on the land. The proceeds from the sale, of $369,218, were used to pay down the Company's term loan. The sale resulted in a net gain of $129,218 which has been deferred, and will be recognized as income over the ten year lease term.

                    LINCOLN SNACKS COMPANY
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS
                          (Unaudited)

Results of Operations:

Introduction

     The Company's net sales are subject to significant seasonal variation, consequently, results from operations will fluctuate due to these trends. The Company's business is seasonal due to customers' buying patterns of Poppycock during the traditional holiday season. As a result, third and fourth calendar quarter sales account for a significant portion of the Company's annual sales.

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

     The initial term of the Distribution Agreement expires on June 30, 1997 but is automatically renewable for additional one year periods unless terminated by either party upon prior written notice during January, 1997. The Company and Planters have agreed by letter dated January 22, 1997 that pursuant to on-going discussions between Planters and the Company relating to the Distribution Agreement, Planters and the Company agreed to extend the period within which notice of non-renewal can be given by either party to February 28, 1997. If Planters or the Company does not renew the Distribution Agreement, the termination thereof could have a material adverse effect on the Company's financial condition and results of operations.

     The Company's sales to Planters for the six month period ended December 31, 1996 increased over the same period in 1995 due to the increase in the minimum number of equivalent cases required to be purchased as part of the Distribution Agreement in fiscal 1997. Sales to Planters for the six months period ended December 31, 1996 and 1995 represented 46% and 48%, respectively, of the minimum number of equivalent cases required to be purchased annually as part of the Distribution Agreement.

Three months ended December 31, 1996 versus December 31, 1995

     Net sales decreased 8% or $.61 million to $7.25 million for the quarter ended December 31, 1996 versus $7.86 million in the corresponding period of 1995. The decrease in net sales is primarily due to decreased Nut Division sales. Sales to Planters decreased and were offset by increases in Lincoln's other branded product and other sales. Sales to Planters represented 32% and 36% of net sales for the quarter ended December 31, 1996 and 1995, respectively.

     Gross profit increased $.31 million to $2.67 million for the quarter ended December 31, 1996 versus $2.36 million in the corresponding period of 1995. The increase in gross profit is the result of decreased raw material costs and increased manufacturing efficiencies.

     Selling, general and administrative expenses of $1.96 million for the quarter ended December 31, 1996 remained essentially equal to the same period in 1995 of $1.92 million.

     The increase in gross profit and the decrease in interest expense, resulted in an increase in the net income of $.34 million to $.66 million for the quarter ended December 31, 1996 versus $.32 million in the corresponding period in 1995.

Six months ended December 31, 1996 versus December 31, 1995

     Net sales remained essentially equal to a year ago of $14.12 million for the six months ended December 31, 1996 versus $14.31 million in the corresponding period of 1995. Sales to Planters and of Lincoln's other branded product increased for the six months period ended December 31, 1996 versus the same period in 1995. Such increases were offset by declines in Nut Division sales. Sales to Planters represented 41% and 32% of net sales for the six months ended December 31, 1996 and 1995, respectively.

     Gross profit increased $.48 million to $4.85 million for the six months ended December 31, 1996 versus $4.37 million in the corresponding period of 1995. The gross profit increase is the result of increased sales to Planters and of Lincoln's other branded product, increased manufacturing efficiencies and lower raw material costs.

     Selling, general and administrative expenses of $3.52 million for the six months ended December 31, 1996 remained essentially equal to the same period in 1995 of $3.61 million.

     The increase in gross profit and the decrease in interest expense, resulted in an increase in the net income of $.68 million to $1.21 million for the six months ended December 31, 1996 versus $.52 million in the corresponding period in 1995.

Liquidity and Capital Resources

     As of December 31, 1996, the Company had working capital of $1.34 million compared to a working capital deficit of $.24 million at June 30, 1996 (the Company's fiscal year end), an increase in working capital of $1.58 million. The increase in working capital is primarily attributable to the Company's net profit of $1.21 million for the six months ended December 31, 1996.

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

                                                 Six Months Ended
                                          ----------------------------
                                           December 31,   December 31,
                                               1996           1995
                                          ------------   ------------
                                                  (in thousands)
Net cash provided by operating
 activities                                $    997        $2,800

Net cash provided by (used in)
 investing activities                           276           (49)

Net cash used in financing activities        (1,216)        (1,331)


     Net cash provided by operating activities decreased to $1.0 million during the six months ended December 31, 1996 compared to $2.8 million in 1995. The decrease is primarily due to a lower accounts payable balance at December 31, 1996 versus 1995 resulting from lower inventory balances and the timing of expenditures. The decrease is partially offset by the increase in net income of $.66 million for the six months ended December 31, 1996 versus 1995.

     Net cash provided by investing activities of $.28 million during the six months ended December 31, 1996 compared to use in cash of $.05 million for the six months ended December 31, 1995, represents proceeds from the sale of land and is offset by capital expenditures. Net cash used by investing activities of $.05 represents capital expenditures.

     Net cash used in financing activities was $1.2 million for the six months ended December 31, 1996, which consisted of repayments of revolver borrowings under the Company's credit agreement of $.56 million and term loan repayments of $.66 million. The proceeds of $.36 million from the sale of land were used to pay down the term loan and revolver. Net cash used by financing activities for the period ended December 31, 1995 was $1.33 million, which primarily consisted of revolver borrowings under the Company's credit agreement of $.94 million and by term loan repayments of $.40 million.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                          Not Applicable

Item 2.   Changes in Securities                      Not Applicable

Item 3.   Defaults Upon Senior Securities            Not Applicable

Item 4.   Submission of Matters
          to a Vote of Security Holders

          The Annual Meeting of the Shareholders of the Registrant was held on November 12, 1996, pursuant to notice, at which meeting the following persons were elected directors of the Registrant to serve for a term of one year, expiring in 1997, and who received the number of votes indicated opposite their names:

          NAME:               NUMBER OF VOTES FOR:  NUMBER OF VOTES WITHHELD:
          -----------------   --------------------  -------------------------
          Karen Brenner           5,858,891                     550
          C. Larry Davis          5,858,891                     550
          Alexander P. Lynch      5,858,891                     550
          James G. Niven          5,858,891                     550

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

              (4)   Not Applicable

              (10)  (a) Letter dated January 22, 1997 between Lincoln
                        Snacks Company and Planters relating to
                        extension of period for notification of non-renewal.

                    (b) Agreement for Sale and Purchase of Real Estate
                        dated October 10, 1996 between Lincoln Snacks Company and Donald W. Linscott.

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

February 6, 1997             Lincoln Snacks Company
                             (Registrant)

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