Form 10-K/A
period 1996-06-30
LINCOLN SNACKS CO
filed 1997-04-16
CIK 914642

LINCOLN SNACKS COMPANY

                  INDEX TO FORM 10-K AMENDMENT



                                                  PAGE


Explanatory Note                                        1

Signatures                                              2

                        EXPLANATORY NOTE


     This Amendment No. 1 on Form 10-K/A (this "Amendment") to the
Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (the "Original Report") amends Part IV of the Original Report which is amended as follows:



1.   Part IV        Item 14 (Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K)



     This Amendment No. 1 adds as Exhibit 23.1 an updated consent from Arthur Andersen LLP, the Company's independent public accountants.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of April, 1997.

                         LINCOLN SNACKS COMPANY
                              (Registrant)



                         By:   /s/ Karen Brenner
                               Karen Brenner
                               Chairman of the Board and
                               Chief Executive Officer
                               (Principal Executive Officer)



                         By:   /s/ Kristine A. Crabs
                              Kristine A. Crabs
                              Vice President-Chief Financial Officer,
                              Treasurer and Secretary
                              (Principal Financial Officer
                              and Principal Accounting Officer)