Form 10-Q
period 1997-03-31
LINCOLN SNACKS CO
filed 1997-05-05
CIK 914642

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549
                     ----------------------
                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1997
                               OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the issuer's Common Stock, $.01 par value, outstanding on April 30, 1997 was 6,331,790 shares.

                     LINCOLN SNACKS COMPANY
                       INDEX TO FORM 10-Q

                                                           PAGE

Part I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

          Balance Sheets as of March 31, 1997
          and June 30, 1996                                   3-4

          Statements of Operations for the
          Three Months Ended March 31, 1997
          and March 30, 1996                                  5

          Statements of Operations for the
          Nine Months Ended March 31, 1997
          and March 30, 1996                                  6

          Statements of Changes in Stockholders'
          Equity for the Nine Months Ended
          March 31, 1997 and March 30, 1996                   7

          Statements of Cash Flows for the
          Nine Months Ended March 31, 1997
          and March 30, 1996                                  8

          Notes to Financial Statements                      9-10

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                        11-13

Part II.  OTHER INFORMATION

Item 1-4. OTHER INFORMATION                                    14

Item 5.   OTHER INFORMATION                                    14

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                     14

Signatures                                                     15

                     LINCOLN SNACKS COMPANY
                         BALANCE SHEETS
                             ASSETS
             AS OF MARCH 31, 1997 AND JUNE 30, 1996

                                              March 31,       June 30,
                                                   1997           1996
                                           ------------   ------------
           ASSETS                           (Unaudited)

CURRENT ASSETS:

  Cash                                     $    686,545   $     58,538
  Accounts receivable (net of allowance
  for doubtful accounts and cash discounts
  of $217,264 and $173,524 respectively)      2,279,491      2,693,875
  Inventories                                 1,828,796      2,083,528
  Prepaid and other current assets               42,298         90,336
                                           ------------   ------------
Total current assets                          4,837,130      4,926,277

PROPERTY, PLANT AND EQUIPMENT:

  Land                                          370,000        610,000
  Building and leasehold improvements         1,567,106      1,555,985
  Machinery and equipment                     5,290,430      5,147,886
  Furniture and fixtures                         62,291         62,291
  Construction in process                         2,567          8,161
                                           ------------   ------------
                                              7,292,394      7,384,323
  Less: accumulated depreciation
   and amortization                          (2,451,851)    (1,975,357)
                                           ------------   ------------
                                              4,840,543      5,408,966
INTANGIBLE AND OTHER ASSETS,
net of accumulated amortization of
$681,084 and $780,337                         3,514,694      3,643,487
                                           ------------   ------------

TOTAL ASSETS                               $ 13,192,367   $ 13,978,730
                                           ============   ============

         The accompanying notes to financial statements are an integral part of these balance sheets.


                     LINCOLN SNACKS COMPANY
                         BALANCE SHEETS
              LIABILITIES AND STOCKHOLDERS' EQUITY
             AS OF MARCH 31, 1997 AND JUNE 30, 1996

                                             March 31,       June 30,
                                                  1997           1996
                                        --------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY       (Unaudited)

CURRENT LIABILITIES:

  Current portion of term loan             $    249,623   $    800,004
  Borrowings under revolving
   line of credit                                     0        556,115
  Accounts payable                            1,371,034      1,830,054
  Accrued trade promotions                      763,944        860,180
  Accrued expenses                              963,278      1,116,664
                                           ------------   ------------
Total current liabilities                     3,347,879      5,163,017

Term Loan Payable                                     0        309,322
Deferred gain (note 6)                          115,784              0
                                           ------------   ------------
TOTAL LIABILITIES                             3,463,663      5,472,339
                                           ------------   ------------
COMMITMENTS

STOCKHOLDERS' EQUITY:

  Common stock, $0.01 par value,
   20,000,000 shares authorized,
   6,450,090 shares issued at
   March 31, 1997 and June 30, 1996              64,501         64,501
  Special stock, $0.01 par value, 300,000
   shares authorized, none outstanding                0              0
  Additional paid-in capital                 18,010,637     18,010,637
  Accumulated deficit                        (8,320,408)   ( 9,542,721)
  Less: cost of common stock in
   treasury 118,300 shares                      (26,026)       (26,026)
                                           ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                    9,728,704      8,506,391
                                           ------------   ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       $ 13,192,367   $ 13,978,730
                                           ============   ============

         The accompanying notes to financial statements are an integral part of these balance sheets.


                     LINCOLN SNACKS COMPANY
                    STATEMENTS OF OPERATIONS
  FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 30, 1996

                                                  1997           1996
                                            (Unaudited)    (Unaudited)
                                           ------------   ------------
NET SALES                                   $ 4,309,514   $  4,266,652

COST OF SALES                                 3,396,964      3,240,675
                                           ------------   ------------
  Gross profit                                  912,550      1,025,977

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                         870,563        994,979
                                           ------------   ------------
  Income from operations                         41,987         30,998

OTHER:

  Interest Expense                               16,292         69,242

  Other Income                                   (1,554)             0
                                           ------------   ------------
  Income (loss) before provision
   for income taxes                              27,249        (38,244)

PROVISION FOR INCOME TAXES                       10,000          2,000
                                           ------------   ------------
  Net income (loss)                        $     17,249   $    (40,244)
                                           ============   ============
NET INCOME (LOSS) PER SHARE                $      0.003   $      (0.01)
                                           ============   ============
Weighted Average Number of
Shares Outstanding                            6,331,790      6,331,790
                                           ============   ============

         The accompanying notes to financial statements are an integral part of these statements.


                     LINCOLN SNACKS COMPANY
                    STATEMENTS OF OPERATIONS
   FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND MARCH 30, 1996

                                                  1997            1996
                                            (Unaudited)     (Unaudited)
                                           ------------    ------------
NET SALES                                  $ 18,424,690    $ 18,579,534

COST OF SALES                                12,658,925      13,186,000
                                           ------------    ------------
  Gross profit                                5,765,765       5,393,534

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                       4,390,220       4,602,770
                                           ------------    ------------
  Income from operations                      1,375,545         790,764

OTHER:

  Interest Expense                              124,786         281,818

  Other Income                                  (1,554)               0
                                           -----------    -------------
  Income before provision
   for income taxes                           1,252,313         508,946

PROVISION FOR INCOME TAXES                       30,000          27,000
                                           ------------    ------------
  Net income                                $ 1,222,313    $    481,946
                                           ============    ============
NET INCOME PER SHARE                        $      0.19    $       0.08
                                           ============    ============
Weighted Average Number of
Shares Outstanding                            6,331,790       6,335,757
                                           ============    ============

         The accompanying notes to financial statements are an integral part of these statements.


                     LINCOLN SNACKS COMPANY
          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND MARCH 30, 1996
                           (UNAUDITED)


                  Common   Special      Paid In     Accumulated     Treasury
                   Stock     Stock      Capital         Deficit        Stock
                 -------   -------  -----------   -------------    ---------

June 30, 1995    $64,501       $0   $17,997,746   $(10,053,530)    $(24,024)

Net income                                             481,946

Noel payment
under tax
agreement                                12,891

Purchase of
9,100 shares
of Treasury                                                          (2,002)
                 -------   -------   -----------   ------------    ---------
March 30, 1996   $64,501       $0    $18,010,637   $( 9,571,584)    $(26,026)
                 =======   =======   ===========   ============    =========



June 30, 1996    $64,501       $0    $18,010,637   $( 9,542,721)    $(26,026)

Net income                                            1,222,313
                 -------   -------   -----------   ------------     --------
March 31, 1997   $64,501       $0    $18,010,637   $( 8,320,408)    $(26,026)
                 =======   =======   ===========   ============     ========

         The accompanying notes to financial statements are an integral part of these statements.


                     LINCOLN SNACKS COMPANY
                    STATEMENTS OF CASH FLOWS
   FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND MARCH 30, 1996

                                                  1997           1996
                                            (Unaudited)    (Unaudited)
                                           ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                $ 1,222,313   $    481,946
  Adjustments to reconcile net income
  to cash provided by operating
  activities:
    Depreciation and amortization               617,584        635,405
    Allowance for doubtful accounts and
     cash discounts, net                         43,740        (78,051)

  Changes in Assets and Liabilities:
    (Increase) decrease in accounts
     receivable                                 370,644     (1,460,422)
    Decrease in inventories                     254,732        327,294
    Increase (decrease) in prepaid and
     other current assets                        35,741        (59,855)
    Increase (decrease) in accounts
     payable and accrued expenses              (722,076)       754,078
                                           ------------   ------------
  Net cash provided by operating
    activities                                1,822,678        600,395
                                           ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                       (148,071)      (101,232)
    Proceeds from sale of land                  369,218              0
                                           ------------   ------------
  Net cash provided by (used in)
    investing activities                        221,147       (101,232)
                                           ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Borrowings (repayments) under
    revolver, net                              (556,115)        62,897
    Repayments under term loan                 (859,703)      (600,003)
    Noel payment under tax agreement                  0         12,891
    Repurchase of treasury shares                     0         (2,002)
                                           ------------   ------------
  Net cash used in financing activities      (1,415,818)      (526,217)
                                           ------------   ------------
  Net increase (decrease) in cash               628,007        (27,054)

CASH, beginning of period                        58,538         80,212
                                           ------------   ------------
CASH, end of period                        $    686,545   $     53,158
                                           ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                            $    114,941   $    245,535
                                           ============   ============
  Income taxes paid                        $     17,751   $     16,860
                                           ============   ============


                     LINCOLN SNACKS COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 1997
                           (Unaudited)

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

(2)  Basis of Presentation:

     The balance sheet as of March 31, 1997, and the related statements of operations for the three and nine months ended March 31, 1997 and March 30, 1996, changes in stockholders' equity and cash flows for the nine months ended March 31, 1997 and March 30, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and March 30, 1996 have been made. During the interim periods reported on, the accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods and described in the Company's Annual Report on Form 10-K for the twelve months ended June 30, 1996 filed with the Securities and Exchange Commission on September 24, 1996 (the "Annual Report").

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements included in the Annual Report. The results of operations for the nine months ending March 31, 1997 and March 30, 1996 are not necessarily indicative of the operating results for the full year.

(3)  Credit Facility:

     The Company has a revolving credit and term loan facility, as amended, which provides for up to $5.9 million in revolver borrowings and a $1.9 million term loan (no amount was outstanding under the revolver and $.2 million was outstanding under the term loan, as of March 31, 1997). This facility is collateralized by substantially all of the Company's assets.

(4)  Inventory:

     Inventory consists of the following:

                                              March 31,       June 30,
                                                  1997           1996
                                          -------------   ------------
     Raw materials and supplies           $   1,338,226   $  1,616,673
     Finished goods                             490,570        466,855
                                          -------------   ------------
                                          $   1,828,796   $  2,083,528
                                          =============   ============

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

     On February 28, 1997, the Company and Planters amended the Distribution Agreement ("Amendment") extending the term of the Distribution Agreement for an additional six month period expiring on December 31, 1997. The initial term of the Distribution Agreement would have expired on June 30, 1997.

     The Amendment requires Planters to pay for the original contract minimums for the twelve month period ended June 30, 1997 and requires new minimums for the six month period ended December 31, 1997 (six month minimums). Planters has agreed to purchase 87% of the original contract minimums and to compensate the Company in the event that Planters fails to purchase the remaining 13% of the original contract minimums by June 30, 1997. Planters has agreed to compensate the Company in the event that Planters fails to purchase the six month minimums by December 31, 1997. The Amendment also requires Planters to compensate the Company in the event that certain sales levels are not achieved during the calendar year ending December 31, 1997.

     The Amendment, among other things, eliminates Planters right to terminate the contract in the event of a change of control, Planters right of first refusal on Poppycock granted in the original contract, and allows Lincoln to enter into co-pack arrangements relating to ready-to-eat popcorn. Under the Amendment, Lincoln will resume sales and distribution of Screaming Yellow Zonkers on May 1, 1997, one of the two products that Planters has distributed since the original agreement took effect.

     Although the Amendment contains provisions designed to effect a smooth transfer of the distribution business back to the Company, there can be no assurance as to the long term effects of the transition.

     The Company's sales to Planters for the nine month period ended March 31, 1997 increased over the same period ended March 30, 1996 due to the increase in the minimum number of equivalent cases required to be purchased as part of the Distribution Agreement in fiscal 1997. Sales to Planters represented 68% and 64% of net sales for the three months ended March 31, 1997 and 1996, respectively; 47% and 40% of net sales for the nine months period ended March 31, 1997 and March 30, 1996, respectively.

(6)  Sale of Land:

     In October 1996, the Company sold land adjacent to its manufacturing facility in Lincoln, Nebraska. At the same time, the Company entered into a ten year lease agreement for 50,000 square feet of a new warehouse to be constructed on the land. The proceeds from the sale, of $369,218, were used to pay down the Company's term loan. The sale resulted in a net gain of $129,218 which has been deferred, and will be recognized as income over the ten year lease term.

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

     On February 28, 1997, the Company and Planters amended the Distribution Agreement ("Amendment") extending the term of the Distribution Agreement for an additional six month period expiring on December 31, 1997. The initial term of the Distribution Agreement would have expired on June 30, 1997.

     The Amendment requires Planters to pay for the original contract minimums for the twelve month period ended June 30, 1997 and requires new minimums for the six month period ended December 31, 1997 (six month minimums). Planters has agreed to purchase 87% of the original contract minimums and to compensate the Company in the event that Planters fails to purchase the remaining 13% of the original contract minimums by June 30, 1997. Planters has agreed to compensate the Company in the event that Planters fails to purchase the six month minimums by December 31, 1997. The Amendment also requires Planters to compensate the Company in the event that certain sales levels are not achieved during the calendar year ending December 31, 1997.

     The Amendment, among other things, eliminates Planters right to terminate the contract in the event of a change of control, Planters right of first refusal on Poppycock granted in the original contract, and allows Lincoln to enter into co-pack arrangements relating to ready-to-eat popcorn. Under the Amendment, Lincoln will resume sales and distribution of Screaming Yellow Zonkers on May 1, 1997, one of the two products that Planters has distributed since the original agreement took effect.

     Although the Amendment contains provisions designed to effect a smooth transfer of the distribution business back to the Company, there can be no assurance as to the long term effects of the transition.

     The Company's sales to Planters for the nine month period ended March 31, 1997 increased over the same period in 1996 due to the increase in the minimum number of equivalent cases required to be purchased as part of the Distribution Agreement in fiscal 1997. Sales to Planters for the nine months period ended March 31, 1997 and March 30, 1996 represented 70% and 73%, respectively, of the minimum number of equivalent cases required to be purchased annually as part of the Distribution Agreement.


Three months ended March 31, 1997 versus March 30, 1996

     Net sales of $4.31 million for the quarter ended March 31, 1997 were essentially equal to sales of $4.27 million in the corresponding period of 1996. Sales to Planters increased while Lincoln's other branded product and other sales were essentially equal to a year ago. Sales to Planters represented 68% and 64% of net sales for the quarter ended March 31, 1997 and 1996, respectively.

     Gross profit decreased $.11 million to $.91 million for the quarter ended March 31, 1997 versus $1.03 million in the corresponding period of 1996. The decrease in gross profit is due to the mix of products sold.

     Selling, general and administrative expenses decreased 13% or $.12 million to $.87 million for the quarter ended March 31, 1997 versus the same period in 1996 of $.99 million. The decrease is attributable to lower variable selling expenses relating to the mix of products sold.

     The decrease in selling, general, administrative and interest expense resulted in an increase in net income of $.06 million to $.02 million for the quarter ended March 31, 1997 versus a loss of $.04 million in the corresponding period in 1996.


Nine months ended March 31, 1997 versus March 30, 1996

     Net sales remained essentially equal to a year ago of $18.42 million for the nine months ended March 31, 1997 versus $18.58 million in the corresponding period of 1996. Sales to Planters and of Lincoln's other branded product increased for the nine months period ended March 31, 1997 versus the same period in 1996. Such increases were offset by declines in Nut Division sales. Sales to Planters represented 47% and 40% of net sales for the nine months ended March 31, 1997 and March 30, 1996, respectively.

     Gross profit increased $.37 million to $5.77 million for the nine months ended March 31, 1997 versus $5.39 million in the corresponding period of 1996. The gross profit increase is the result of increased sales to Planters and of Lincoln's other branded product and increased manufacturing efficiencies. These increases were partially offset by a decrease in Nut Division gross profits resulting from declines in sales.

     Selling, general and administrative expenses decreased $.21 million to $4.39 million for the nine months ended March 31, 1997 versus $4.60 million in the corresponding period in 1996. The decrease is attributable to lower variable selling expense relating to the mix of products coupled with a reduction in headcount.

     The increase in gross profit and the decrease in interest expense, resulted in an increase in net income of $.74 million to $1.22 million for the nine months ended March 31, 1997 versus $.48 million in the corresponding period in 1996.


Liquidity and Capital Resources

     As of March 31, 1997, the Company had working capital of $1.49 million compared to a working capital deficit of $.24 million at June 30, 1996 (the Company's fiscal year end), an increase in working capital of $1.73 million. The increase in working capital is primarily attributable to the Company's net income of $1.22 million for the nine months ended March 31, 1997.

     The Company currently meets its short-term liquidity needs from its revolving credit facility, which facility is secured by a first priority, perfected security interest in substantially all of the Company's existing and after-acquired assets. The Company presently believes that this facility is adequate to meet its needs for the next twelve months.

     Management continues to focus on increasing product distribution and continues to review all operating costs with the objective of increasing profitability and ensuring future liquidity. However, there can be no assurance that any of these objectives will be achieved. The execution of the Distribution Agreement and its Amendment is intended to be consistent with management's objectives. Although the Amendment contains provisions designed to effect a smooth transfer of the distribution business back to the Company, there can be no assurance as to the long term effects of the transition.

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

                                                Nine Months Ended
                                             ------------------------
                                             March 31,      March 30,
                                               1997           1996
                                             ---------     ----------
                                                 (in thousands)

Net cash provided by operating
 activities                                   $ 1,823       $   600

Net cash provided by (used in)
 investing activities                             221          (101)

Net cash used in financing activities          (1,416)         (526)


     Net cash provided by operating activities increased to $1.8 million during the nine months ended March 31, 1997 compared to $.6 million in 1996. The increase is primarily due to the increase in net income coupled with an increase in cash provided by account receivable balances due to the timing of Planters receipts which was partially offset by decreases in cash due to the timing of payments of account payables and accrued expenses.

     Net cash provided by investing activities increased to $.22 million during the nine months ended March 31, 1997 compared to use of cash of $.10 million for the nine months ended March 30, 1996. Net cash used by investing activities as of March 31, 1997 of $.22 million represents proceeds from the sale of land and is offset by capital expenditures. Net cash used by investing activities as of March 30, 1996 of $.10 million represents capital expenditures.

     Net cash used in financing activities was $1.4 million for the nine months ended March 31, 1997, which consisted of repayments of revolver borrowings under the Company's credit agreement of $.56 million and term loan repayments of $.86 million. The proceeds of $.37 million from the sale of land were used to pay down the term loan and revolver. Net cash used by financing activities for the period ended March 30, 1996 was $.53 million, which primarily consisted of revolver payments under the Company's credit agreement of $.06 million and by term loan repayments of $.60 million.

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

              (4)   Not Applicable

              (10)  (a) Amendment to the Distribution Agreement dated
                        February 28, 1997 between Lincoln Snacks Company and Planters relating to extension of the Distribution Agreement until December 31, 1997.

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



May 5, 1997                  Lincoln Snacks Company
                            (Registrant)



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