Form 10-K
period 1997-06-30
LINCOLN SNACKS CO
filed 1997-09-15
CIK 914642

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K

       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended June 30, 1997

                                  OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ----------------- to ----------------------

                   Commission file number 0-23048

                        LINCOLN SNACKS COMPANY
       (Exact name of registrant as specified in its charter)
Delaware                                                            47-0758569
(State of incorporation)                   (I.R.S. Employer Identification No.)

4 High Ridge Park, Stamford  Connecticut                                 06905
(Address of principal executive offices)                             (Zip Code)

     Registrant's telephone number, including area code:  (203) 329-4545

Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange on
      Title of each class                             which registered
      -------------------                             ------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on September 8, 1997, was approximately $3,025,419. On such date, the closing price of registrant's common stock was $1.50 per share. Solely for the purposes of this calculation, shares beneficially owned by directors, executive officers and stockholders of the registrant that beneficially own more than 10% of the registrant's voting stock have been excluded, except shares with respect to which such directors, officers and 10% beneficial owners disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by the registrant that such individuals are, in fact, affiliates of the registrant.

The number of shares of the registrant's Common Stock, $.01 par value, outstanding on September 8, 1997 was 6,331,790.

               DOCUMENTS INCORPORATED BY REFERENCE:      NONE


This Annual Report on Form 10-K contains, in addition to historical information, certain forward-looking statements regarding future financial condition and results of operations. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions are intended to identify forward-looking statements. Such statements involve certain risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual outcomes may vary materially from those indicated.


                                 PART I

Item 1.  Business

(a)      General Development of Business

         Lincoln Snacks Company ("Lincoln Snacks" or the "Company") is one of the leading manufacturers and marketers in the United States and Canada of caramelized pre-popped popcorn. The primary product line includes glazed popcorn/nut mixes and sweet glazed popcorn sold under the brand names Poppycock (Registered Trademark), Fiddle Faddle (Registered Trademark) and Screaming Yellow Zonkers (Registered Trademark). In addition, the Company processes, markets and distributes nuts.

         The Company was formed in August 1992 by Noel Group, Inc. ("Noel"), a publicly held company conducting its principal operations through small and medium-sized operating companies in which it holds controlling and other significant equity interests, and a management team of former executives of Nestle Foods Corporation. On August 31, 1992, the Company acquired the business and certain assets of Lincoln Snacks Company, a division of Sandoz Nutrition Corporation, an indirect subsidiary of the Swiss-based drug, pharmaceutical and hospital care company, Sandoz Ltd. In March 1993, Carousel Nut Company, a newly formed wholly owned subsidiary of the Company ("Carousel"), acquired the business and certain assets of Carousel Nut Products, Inc., a producer and marketer of roasted, dry roasted, coated, raw and mixed nuts. In December 1993, Carousel was merged with and into the Company, and the operations of Carousel were integrated with the Company's plant in Lincoln, Nebraska in the first calendar quarter of 1994.

         The Company markets its Poppycock and nut products directly through independent brokers to grocery stores, supermarkets, convenience stores, drug stores, mass merchandise outlets, warehouse clubs, vending channels, military commissaries and other military food outlets, and other retailers. On July 17, 1995, Planters Company, a unit of Nabisco, Inc. ("Planters"), began exclusively distributing the Company's Fiddle Faddle and Screaming Yellow Zonkers products, pursuant to a Distribution Agreement dated June 6, 1995 (the Distribution Agreement"), for an initial term which was originally scheduled to expire on June 30, 1997 unless renewed for additional one year periods. The Distribution Agreement required Planters to purchase an annual minimum number of equivalent cases of Fiddle Faddle and Screaming Yellow Zonkers during the initial term.

(b)      Recent Developments

         On February 28, 1997, Lincoln Snacks and Planters entered into an amendment to the Distribution Agreement (the "Amendment") which was further modified on May 9, 1997 ("Letter Agreement") pursuant to which the exclusive distribution arrangement with respect to the Company's Fiddle Faddle product was extended for an additional period of six months expiring December 31, 1997 at which time the distribution arrangement will terminate. Effective May 1, 1997, Planters ceased, and Lincoln Snacks resumed, marketing and distributing the Company's Screaming Yellow Zonkers product.

         The Amendment and Letter Agreement requires Planters to purchase a specified number of manufactured cases and for Planters to compensate the Company for the remaining contract minimums for the twelve month period ended June 30, 1997. The Amendment requires new minimums for the six month period ended December 31, 1997 (six month minimums). Planters purchased 79% of the original June 30, 1997 contract minimums and compensated the Company for the remaining 21%.
         Planters has agreed to compensate the Company in the event that Planters fails to purchase the six month minimums by December 31, 1997. The Amendment also requires Planters to compensate the Company in the event that certain sales levels are not achieved during the calendar year ending December 31, 1997.

         In addition, the Amendment eliminates Planters right to terminate the contract in the event of a change of control, Planters right of first refusal on Poppycock granted in the Distribution Agreement, and allows Lincoln Snacks to enter into co-pack arrangements relating to ready-to-eat popcorn. Although the Amendment contains provisions designed to effect a smooth transfer of the distribution business back to the Company, there can be no assurance as to the long term effects of the transition.

         Net sales to Planters for the year ended June 30, 1997 were equal to the minimum number of equivalent cases required to be purchased during the fiscal year as part of the Amendment. Sales to Planters represented 47% of net sales for the year ended June 30, 1997.

         The foregoing description of the Amendment and Letter Agreement does not purport to be complete. Reference is made to the Amendment and the Letter Agreement copies of which are being filed herewith or have previously been filed with the Securities and Exchange Commission.

         On July 11, 1997 the Company entered into a Trademark License Agreement with Nabisco, Inc. pursuant to which Nabisco, Inc. granted the Company the right to use the Planters' trademarks in connection with the sale and marketing of the Company's Fiddle Faddle product in the United States for a period of five years commencing on January 1, 1998.

(c)      Financial Information about Industry Segments

         The Company is engaged principally in one line of business: the manufacturing, marketing and distribution of pre-popped caramel popcorn.

(d)      Narrative Description of Business

         Products

         The Company manufactures and markets three nationally-recognized branded products. Poppycock is a premium priced mixture of nuts and popcorn in a deluxe buttery glaze. Fiddle Faddle is a more moderately priced brand of popcorn and peanut clusters with a candied glaze; a fat free version of Fiddle Faddle consists of popcorn with a caramel glaze. Screaming Yellow Zonkers is produced by coating popcorn clusters with a sweet buttery glaze. In addition the Company processes, markets and distributes nuts.

         Marketing, Sales and Distribution

         Lincoln Snacks' brands are broadly distributed through grocery stores, supermarkets, convenience stores, drug stores, mass merchandise outlets, warehouse clubs, vending channels, military commissaries and other military food outlets, and other retailers. Selling responsibilities for Poppycock and the nut products in the U.S. are currently handled by four regional business managers located strategically across the U.S. These regional business managers manage approximately 80 brokers across the U.S. in all classes of trade. These brokers receive a commission on net sales plus incentive payments. Certain exports and large volume customers are handled directly by Lincoln Snacks' personnel. Pursuant to the Amendment, Planters is continuing to exclusively distribute the Company's Fiddle Faddle product in the United States until
         December 31, 1997 and Lincoln Snacks resumed the sales and distribution of its Screaming Yellow Zonkers product as of May 1, 1997.

         Seasonality

         Sales of Lincoln Snacks' products are seasonal, peaking during the third and fourth calendar quarters. During the fiscal year ended June 30, 1997, Planters accounted for 47% of Lincoln Snacks' sales.

         Competition

         Lincoln Snacks' primary products participate in the pre-popped caramel popcorn segment of the snack food market. Poppycock competes with other premium quality snack products, while Fiddle Faddle and Screaming Yellow Zonkers compete directly with Crunch N' Munch (American Home Products Corp., Food Division), Cracker Jack (Borden, Inc.) and a number of other regional and local brands. The Company's products also compete indirectly with traditional confections and other snack food products.

         Raw Materials and Manufacturing

         Substantially all of the raw materials used in Lincoln Snacks' production process are commodity items, including corn syrup, butter, margarine, brown and granulated sugar, popcorn, various nuts and oils. These commodities are purchased directly from various suppliers.

         The manufacturing facility located in Lincoln, Nebraska includes, among other things, continuous process equipment for enrobing popcorn and nuts, as well as four distinct high speed filling and packing lines for canisters, jars, single serving packs and bag-in-box packages. The manufacturing and packaging equipment is sufficiently flexible to allow for the manufacture of other similar product lines or packaging formats. The facility is being operated at an overall rate varying from approximately 40% to 75% of capacity depending on the season. Lincoln Snacks' management believes that the facility is generally in good repair and does not anticipate capital expenditures other than normal maintenance and selected equipment modernization programs.

         Trademarks

         Poppycock, Fiddle Faddle and Screaming Yellow Zonkers are registered trademarks of Lincoln Snacks. The Company believes all its trademarks enjoy a strong market reputation denoting high product quality.

         In addition, pursuant to the Trademark License Agreement, Nabisco granted the Company the right, commencing January 1, 1998, to use the Planters' trademarks in connection with the sale and marketing of the Company's Fiddle Faddle product in the United States for a period of five years.

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

         Employees

         As of June 30, 1997 Lincoln Snacks had 73 full-time employees and no part-time employees. Employment at the Lincoln plant varies according to weekly and seasonal production needs, and averaged approximately 85 employees during fiscal 1997. None of Lincoln Snacks' work force is unionized. Lincoln Snacks' management believes that Lincoln Snacks' relationship with its employees is good.

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

         Lincoln Snacks manufactures and packages all of its products at its owned Lincoln, Nebraska manufacturing facility. The Lincoln plant, constructed in 1968, is a modern 74,000 square foot one-story building on a 10.75 acre site in a light industrial area in the city of Lincoln. Approximately 67,000 square feet of the facility is dedicated to production with the balance utilized for administration. In October 1996,the Company sold land adjacent to its manufacturing facility in Lincoln, Nebraska. At the same time, the Company entered into a ten year lease agreement for 50,000 square feet of a new warehouse which has been constructed on the land. This facility accommodates all of Lincoln Snacks' current warehousing needs. The Company's lease on this facility expires in July 2006, and there is a five year renewal option beyond 2006.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         A.   Market Information.

         The shares of Common Stock of the Company are traded on the NASDAQ Stock Market (Small Cap) under the symbol "SNAX". The range of high and low reported sales prices for the Common Stock as reported by NASDAQ for each full quarterly period within the two most recent fiscal years were as follows:


                                               Fiscal Year        Fiscal Year
                                                     Ended              Ended
                                             June 30, 1996      June 30, 1997
         ---------------------------------------------------------------------

                                             High      Low      High      Low

         First Fiscal Quarter               3 1/4    2 1/4     1 1/2    1 1/8

         Second Fiscal Quarter              2 7/8    1 3/4     1 3/4    1

         Third Fiscal Quarter               1 7/8    1 1/4     1 7/8    1

         Fourth Fiscal Quarter              2 1/8    1 1/4     1 9/16   7/8


         The public market for Common Stock is limited, and the foregoing quotations should not be taken as necessarily reflective of prices which might be obtained in actual market transactions or in transactions involving substantial numbers of shares.

         B.   Holders.

         On September 8, 1997, as reported by the Company's transfer agent, shares of Common Stock were held by 38 persons, based on the number of record holders, including several holders who are nominees for an undetermined number of beneficial owners.

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

Item 6.  Selected Financial Data

                              (In thousands, except per share data)

                               12 Months          6 Months        12 Months       12 Months        12 Months        12 Months
                                   Ended             Ended            Ended           Ended            Ended            Ended
                                 Dec. 31,          June 30,         June 30,        June 30,         June 30,         June 30,
                                    1993              1994             1994            1995             1996             1997
         --------------------------------------------------------------------------------------------------------------------
         Statement of
         Operations Data:
         Net sales               $28,368           $10,038          $29,497         $27,136          $23,846(F2)      $23,102(F2)
         Gross profit             10,683             2,846           10,320          10,916            6,621(F2)        7,576(F2)
         Income (loss) from
           operations               (678)           (5,273)          (5,003)         (1,082)(F1)         897            1,879
         Net income (loss)
           prior to dividends
           on preferred stock     (1,337)           (5,660)          (5,810)         (1,602)(F1)         511            1,443
         Net income (loss)
           per common share       ($0.34)          ($0.92)          ($1.41)          ($.25)(F1)         $.08             $.23
         Weighted average
           number of shares
           outstanding             3,978             6,123            4,113           6,340            6,335            6,331

                                 Dec. 31,                           June 30,        June 30,         June 30,         June 30,
                                    1993                               1994            1995             1996             1997
         --------------------------------------------------------------------------------------------------------------------
         Balance Sheet Data
         Working capital         $(2,371)                          $    327        $   (691)         $  (237)         $ 2,042
           (deficit)
         Total assets             19,492                             16,318          13,850           13,979           13,290
         Total long term debt      3,200                              1,909           1,109              309               --
         Stockholders' equity     (2,299)                             9,354           7,985            8,506            9,949
           (deficit)


         (F1) Amount includes a non-recurring charge of $726,000 (or $.11 per share) relating to the Distribution Agreement with Planters.

         (F2) The financial impact of the Distribution Agreement versus historical results is reductions in revenue and gross profit which are offset by reduced selling, marketing and distribution costs. Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Introduction

         The Company's net sales are subject to significant seasonal variation. Consequently, results from operations will fluctuate due to these trends. The Company's business is seasonal due to customer buying patterns of Poppycock during the traditional holiday season. As a result, third and fourth calendar quarter sales account for a significant portion of the Company's annual sales.

         On July 17, 1995, Planters began exclusively distributing the Company's Fiddle Faddle and Screaming Yellow Zonkers products pursuant to the Distribution Agreement for an initial term which was originally scheduled to expire on June 30, 1997 unless renewed for additional one year periods. The Distribution Agreement required Planters to purchase an annual minimum number of equivalent cases of Fiddle Faddle and Screaming Yellow Zonkers during the initial term.

         On February 28, 1997, Lincoln Snacks and Planters entered into the Amendment, pursuant to which the exclusive distribution arrangement with respect to the Company's Fiddle Faddle product was extended for an additional period of six months expiring December 31, 1997 at which time the distribution arrangement will terminate. Effective May 1, 1997, Planters ceased, and Lincoln Snacks resumed, marketing and distributing the Company's Screaming Yellow Zonkers product.

         The Amendment and Letter Agreement require Planters to purchase a specified number of manufactured cases and for Planters to compensate the Company for the remaining contract minimums for the twelve month period ended June 30, 1997. The Amendment requires new minimums for the six month period ended December 31, 1997 (six month minimums). Planters purchased 79% of the original June 30, 1997 contract minimums and compensated the Company for the remaining 21%. Planters has agreed to compensate the Company in the event that Planters fails to purchase the six month minimums by December 31, 1997. The Amendment also requires Planters to compensate the Company in the event that certain sales levels are not achieved during the calendar year ending December 31, 1997.

         In addition, the Amendment eliminates Planters right to terminate the contract in the event of a change of control, Planters right of first refusal on Poppycock granted in the Distribution Agreement, and allows Lincoln Snacks to enter into co-pack arrangements relating to ready-to-eat popcorn. Although the Amendment contains provisions designed to effect a smooth transfer of the distribution business back to the Company, there can be no assurance as to the long term effects of the transition.


         Twelve months ended June 30, 1997 versus June 30, 1996

         Net sales decreased 3% or $.7 million to $23.1 million for the twelve months ended June 30, 1997 versus $23.8 million in the corresponding period of 1996. Sales to Planters and of the Company's other branded product increased for the twelve months period ended June 30, 1997 versus the same period in 1996. Such increases were offset by declines in the Company's Nut Division ("Nut Division") sales. Sales to Planters represented 47% and 43% of net sales for the twelve months ended June 30, 1997 and June 30, 1996, respectively.

         Gross profit increased 14% or $1 million to $7.6 million for the twelve months ended June 30, 1997 versus $6.6 million in the corresponding period of 1996. The gross profit increase is the result of increased sales to Planters and of the Company's other branded product and increased manufacturing efficiencies. These increases were partially offset by a decrease in Nut Division gross profits resulting from declines in sales.

         Selling, general and administrative expenses remained equal to a year ago of $5.7 million for the twelve months ended June 30, 1997.

         The increase in gross profit and the decrease in interest expense, resulted in an increase in net income of $.9 million to $1.4 million for the twelve months ended June 30, 1997 versus $.5 million in the corresponding period in 1996.


         Twelve months ended June 30, 1996 versus June 30, 1995

         Net sales decreased 12% or $3.3 million to $23.9 million for the twelve months ended June 30, 1996 versus $27.1 million in the corresponding period of 1995. Combined case sales of Fiddle Faddle and Screaming Yellow Zonkers related to the Distribution Agreement were 38% higher than the corresponding period in 1995 while revenue dollars declined $2.0 million primarily due to the lower selling prices resulting from the Distribution Agreement. Lincoln Snacks' sales, excluding sales relating to the Distribution Agreement, decreased 8% or $1.3 million versus the same period in 1995 primarily due to a decline in export sales attributable to changing market conditions in the Far East and a decrease in liquidation sales.

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


         Twelve months ended June 30, 1995 versus June 30, 1994

         Net sales decreased 8% or $2.4 million to $27.1 million for the twelve months ended June 30, 1995 versus $29.5 million in the corresponding period of 1994. Net sales of the Nut Division decreased by $1.8 million which is primarily due to the loss of one large Nut Division customer (acquired by another company which is not a customer of the Nut Division) as well as declines in sales with other customers associated with increased competitive pressures.

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

         Liquidity and Capital Resources

         As of June 30, 1997, the Company had working capital of $2 million compared with a working capital deficit of $.2 million at June 30, 1996, an increase of $2.2 million. The increase in working capital is primarily attributable to a $3.1 million increase in net cash provided by operations which was partially offset by term loan repayments of $1.1 million.

         Management continues to focus on increasing product distribution and continues to review all operating costs with the objective of increasing profitability and ensuring future liquidity. However, there can be no assurance that any of these objectives will be achieved in future periods. Although the Amendment contains provisions designed to effect a smooth transfer of the distribution business back to the Company, there can be no assurance as to the long term effects of the transition.

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

                                                             Twelve Months Ended
         ------------------------------------------------------------------------------------
                                                                 (in thousands)
                                                            June 30, 1997      June 30, 1996
         ------------------------------------------------------------------------------------
         Cash provided by operating activities                     $3,141            $ 1,273
         Cash provided by (used in) investing activities               72               (119)
         Cash used in financing activities                         (1,665)            (1,174)


         Cash provided by operating activities increased to $3.2 million during the twelve months ended June 30, 1997 compared to $1.3 million in 1996. The increase in cash provided by operating activities is primarily due to the Company's net profit of $1.4 million and an increase in cash receipts due to the timing of sales.

         Net cash provided by investing activities were $.1 million during the twelve months ended June 30, 1997 compared to use of cash of $.1 million for the twelve months ended June 30, 1996. Net cash used by investing activities as of June 30, 1997 of $.4 million represents proceeds from the sale of land and is offset by $.3 million of capital expenditures. Net cash used by investing activities as of June 30, 1996 of $.1 million represents capital expenditures.

         Cash used for financing activities for the twelve months ended
         June 30, 1997 was attributable to term loan repayments of $1.1 million and revolver repayments of $.6 million. The proceeds of $.4 million from the sale of land were used to pay down the term loan and revolver. Cash used for financing activities for the twelve months ended June 30, 1996 was attributable to term loan repayments of $.8 million which were financed by revolver repayments of $.4 million.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         Not Applicable

Item 8.  Financial Statements and Supplementary Data

         The financial information required by Item 8 is included elsewhere in this report. See Part IV, Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                     PART III

Item 10. Directors and Executive Officers of the Registrant

         The directors and executive officers of the Company are as follows:

         Name                 Age     Position
         ------------------   ---     ------------------------------------------
         Karen Brenner         41     Chairman and
                                      Chief Executive Officer; Director(F1)(F3)
         C. Larry Davis        56     Director(F2)(F4)
         Alexander P. Lynch    45     Director(F1)(F3)
         James G. Niven        51     Director(F2)(F4)
         Kristine A. Crabs     34     Vice President - Chief Financial Officer,
                                      Secretary and Treasurer
         R. Scott Kirk         45     President and Chief Operating Officer

         (F1)  Member of the Executive Committee.
         (F2)  Member of the Audit Committee.
         (F3)  Member of the Compensation Committee.
         (F4)  Member of the Long Term Equity Incentive Committee.

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

         Karen Brenner has served as Chairman and Chief Executive Officer since June, 1994. Ms. Brenner has also served as a director of Lincoln Snacks since its inception and has served as a director of Noel Group, Inc., a company which prior to its adoption of a Plan of Complete Liquidation and Distribution in March 1997, conducted its principal operations through small and medium-sized operating companies (including Lincoln Snacks) in which it holds controlling or other significant equity interests, from October 1989 until November 1991, and as a Vice President of Noel from April 1989 until November 1991, when she became a Managing Director. Prior to joining Noel, Ms. Brenner was a principal in a management and financial consulting business, specializing in managing turnaround situations for venture capital and leveraged buyout companies. In February 1996, Ms. Brenner was elected Vice Chairman and a director of Carlyle Industries, Inc. (formerly known as Belding Heminway Company, Inc.) ("Carlyle"). In May, 1996 she was elected Chairman of the Board and in October, 1996 she was elected President and Chief Executive Officer. Carlyle packages and distributes an extensive variety of buttons for home sewing and crafts to mass merchandisers, specialty stores and independent retailers throughout the United States.
         Ms. Brenner is a director of On Assignment, Inc., a leading nationwide provider of science professionals on temporary assignments to laboratories in the biotechnology, environmental, chemical, pharmaceutical, food and beverage and petrochemical industries, and a director of Motorcar Parts and Accessories, Inc., a leading re-manufacturer and distributor of replacement alternators and starters for both import and domestic cars and light trucks.
         Ms. Brenner is currently a member of the Board of Trustees of Prep for Prep, a charitable organization dedicated to providing preparatory education to disadvantaged children, and a trustee of the City Parks Foundation of New York.

         C. Larry Davis has served as a director of Lincoln Snacks since its inception. He is Chairman of the Board, Chief Executive Officer and a principal owner of Farmhouse Foods Company. Mr. Davis has a broad food and beverage industry background with over 25 years experience at Nestle S.A. (1973-1992) and PepsiCo, Inc. (1967-1973) in both domestic and international business operations. During the period from 1984 through 1991, Mr. Davis served as Group Vice President and President of the $800 million Nestle Specialty Products Company where he was primarily involved in the successful turnaround of under-performing businesses, the creation of new business growth divisions, and acquisitions and divestitures. Mr. Davis is also a member of the Board of Directors of Cultor Food Science, an international manufacturer of unique food and beverage ingredients.

         Alexander P. Lynch has served as a director of Lincoln Snacks since November 1993. Mr. Lynch has been a partner of The Beacon Group, a financial advisory firm, since May 1997. From January 1995 to April 1997 he served as Co-President and Co-Chief Executive Officer of The Bridgeford Group ("Bridgeford"), a financial advisory firm. From April 1991 to December 1994 he served as a Senior Managing Director of Bridgeford. From 1985 until April 1991, Mr. Lynch was a Managing Director of Lehman Brothers, a division of Shearson Lehman Brothers Inc. Mr. Lynch is also a director of Illinois Central Corporation, a railroad holding company, and a director of Patina Oil & Gas Corporation, an independent oil and gas company engaged in exploration and development.

         James G. Niven has served as a director of Lincoln Snacks since October 1992. He is currently a Senior Vice President of Sotheby's, and, since 1982, has been a general partner of Pioneer Associates, a venture capital investment company. He is also a director of The Lynton Group, Inc., a company engaged in aircraft charter and maintenance, Noel Group, Inc., Tatham Offshore, Inc., an independent energy company engaged in the development, exploration and production of offshore oil and gas reserves, HealthPlan Services Corporation, a leading managed healthcare service company, CBT Bancshares, Inc., a multi-financial holding company, and an advisory director of Houston National Bank, a commercial bank. He is a member of the Board of Managers of Memorial Sloan-Kettering Cancer Center, and a trustee of the Museum of Modern Art and the National Center for Learning Disabilities, Inc.

         R. Scott Kirk has served as President and Chief Operating Officer since August, 1997 and had served as Executive Vice President and Chief Operating Officer since May, 1995. Mr. Kirk had served as
         Vice President-General Manager of Lincoln Snacks since September, 1992. From 1990 to 1992 Mr. Kirk served as Vice President-Finance and Chief Financial Officer of Nestle Dairy Systems, a leader in frozen confection novelties. From 1987 to 1990 he was Business Controller and from 1985 to 1987 he was General Credit Manager for Nestle Food Corporation, a major manufacturer and marketer in the food industry. From 1982 to 1985 he served as Director-Corporate Credit with Continental Grain Company, a grain trading merchant. From 1979 to 1982 Mr. Kirk served as Assistant Manager of General Credit and from 1974 to 1979 was Senior Internal Auditor for Amstar Corporation (Domino Sugar).

         Kristine A. Crabs joined Lincoln Snacks in January 1993 as Vice President of Finance and Administration, and in July, 1996 was promoted to Vice President and Chief Financial Officer. Prior to joining Lincoln Snacks, Ms. Crabs was a Senior Audit Manager with KPMG Peat Marwick, specializing in the food and consumer products industries.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of such reports.

         Based solely on its review of the copies of such forms furnished to the Company by such reporting persons during the fiscal year ended June 30, 1997, or written representations from such reporting persons that no Forms 5 were required for those persons with respect to such period, the Company believes that during the fiscal year ended June 30, 1997 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.


         Item 11. Executive Compensation

         Summary Compensation Table

         The following table sets forth certain information regarding compensation awarded or paid to, or earned by, during each of the last three fiscal years, the person who served as the Chairman and Chief Executive Officer during the fiscal year ended June 30, 1997, and the Company's executive officers (other than the Chairman and Chief Executive Officer) who were serving as executive officers at June 30, 1997 and whose total salary and bonus during the fiscal year ended June 30, 1997 exceeded $100,000 (the "Named Executive Officers").

                                                                                             Long Term Compensation
                                                                               ------------------------------------------------

                                              Annual Compensation                    Awards                     Payouts
                                       --------------------------------       -------------------------------------------------

(a)                      (b)           (c)            (d)        (e)           (f)             (g)         (h)         (i)

                                                                 Other
                                                                Annual     Restricted                                All Other
Name and                                                       Compen-          Stock                       LTIP       Compen-
Principal                                            Bonus      sation        Award(s)       Options/    Payouts        sation
Position               Year (F1)     Salary ($)         ($)     ($)(F2)            ($)         SARs(#)        ($)           ($)
-------------------------------------------------------------------------------------------------------------------------------

Karen Brenner             1997          50,000          --          --             --       300,000(F3)       --     175,000(F4)
 Chairman and             1996              --          --          --             --         5,000(F5)       --     175,000(F4)
 Chief Executive          1995              --          --          --             --         2,500(F5)       --     175,000(F4)
 Officer

R. Scott Kirk             1997         168,000      45,000          --             --        58,750(F6)       --       3,080(F7)
 President and            1996         160,000      30,000          --             --            --           --       3,200(F7)
 Chief Operating          1995         143,000       4,000          --             --         7,000(F8)       --       2,860(F7)
 Officer

Kristine A. Crabs         1997         115,940      30,000          --             --        17,500(F6)       --       2,319(F9)
 Vice President and       1996         105,400      20,000          --             --            --           --       2,108(F9)
 Chief Financial          1995          95,400       4,000          --             --         5,000(F8)       --       1,908(F9)
 Officer


         (F1) Reference to 1997, 1996 and 1995 herein means each fiscal year ending June 30, respectively.
         (F2) The dollar value of perquisites and other personal benefits for each of the Named Executive Officers was less than established reporting thresholds.
         (F3) Awarded on July 18, 1996 and April 29, 1997 pursuant to the Company's 1993 Stock Option Plan.
         (F4) Consists of $175,000 paid by Noel. Reference is made to "Employment Contracts and Termination of Employment and Change in Control Arrangements" for a description of Ms. Brenner's employment arrangement with Noel.
         (F5) Awarded to Ms. Brenner pursuant to the Company's Non-Employee Directors' Stock Option Plan.
         (F6) Awarded on July 18, 1996 pursuant to the Company's 1993 Stock Option Plan.
         (F7) Consists of amounts contributed by the Company to Mr. Kirk's account under the Company's 401(k) plan.
         (F8) Awarded on December 15, 1994 pursuant to the Company's 1993 Stock Option Plan.
         (F9) Consists of amounts contributed by the Company to Ms. Crabs' account under the Company's 401(k) plan.

         Option/SAR Grants During the Fiscal Year Ended June 30, 1997

         The following table sets forth, information regarding individual grants of stock options made during the fiscal year ended June 30, 1997 to each of the Named Executive Officers, and their potential realizable values.

                                                                                    Potential Realizable Value at
                                                                                          Assumed Annual Rates of
                                                                                     Stock Price Appreciation for
                        Individual Grants                                                             Option Term
         --------------------------------------------------------------------------   ---------------------------
             (a)               (b)            (c)             (d)            (e)             (f)           (g)
                           Number of       % of Total
                              Shares    Options/SAR's
                          Underlying       Granted to     Exercise or
                       Options/SAR's     Employees in      Base Price    Expiration
             Name            Granted      Fiscal Year           ($/Sh)         Date         5% ($)        10% ($)
         --------------------------------------------------------------------------------------------------------
         Karen Brenner     150,000(F1)          36.9%           $1.50       7/18/06    $ 51,403(F3)   $215,126(F3)
                           150,000(F2)          36.9%           $1.00       4/29/07    $126,403(F3)   $290,126(F3)

         R. Scott Kirk      58,750(F1)          14.4%           $1.50       7/18/06    $ 20,133(F3)   $ 84,258(F3)

         Kristine A. Crabs  17,500(F1)           4.3%           $1.50       7/18/06    $  5,997(F3)   $ 25,098(F3)

             (F1) Granted on July 18, 1996 pursuant to the Company's 1993
                  Stock Option Plan. The options vest over a 36 month period. Options become exercisable on each full month following the date of grant.
             (F2) Granted on April 29, 1997 pursuant to the Company's 1993
                  Stock Option Plan. The options vest over a 36 month period. Options become exercisable on each full month following the date of grant.
             (F3) The assumed rates of annual appreciation are calculated from the date of grant through the assumed expiration date. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the future performance of the Common Stock and overall stock market conditions.
                  There can be no assurance that the value reflected in the table will be achieved.

         Aggregate Option/SAR Exercises During the Fiscal Year and Fiscal Year End Option/SAR Values

         The following table provides information related to options exercised by the Named Executive Officers during the fiscal year ended June 30, 1997 and the number and value of unexercised stock options held by the Named Executive Officers at that date. The Company does not have any outstanding stock appreciation rights.

                                                                                             Value of Unexercised
                                                           Number of Unexercised                     In-the-Money
                                                                 options/SARs at                     Options/SARs
                                                              Fiscal Year-End (#)        at Fiscal Year-End(F1)($)
         ------------------------------------------------------------------------      ---------------------------

           (a)              (b)               (c)                  (d)                           (e)
                      Shares Acquired          Value
         Name          on Exercise (#)   Realized ($)   Exercisable   Unexercisable   Exercisable   Unexercisable
         --------------------------------------------------------------------------------------------------------
         Karen Brenner            --              --        280,901         237,499        $9,115         $37,760

         R. Scott Kirk            --              --         30,311          35,439             0               0

         Kristine A. Crabs        --              --         10,778          11,722             0               0

             (F1) Based on a closing price of Common Stock on June 30, 1997 of $1.3125 per share.

         Compensation of Directors

         Directors of the Company are not paid annual retainers but are reimbursed for their out-of-pocket expenses incurred in connection with their service as directors, including travel expenses. Pursuant to the Company's Non-Employee Directors' Stock Option Plan, as amended, each non-employee director, following initial election to the Board, automatically receives an option to purchase 20,000 shares of Common Stock at an exercise price equal to the fair market value per share on the date of grant, and each non-employee director automatically receives an option to purchase 5,000 shares of Common Stock immediately following such director's re-election at an exercise price equal to the fair market value of a share of Common Stock on the date of grant.

         Employment Contracts and Termination of Employment and Change in Control Arrangements

         Pursuant to a letter agreement dated March 1, 1996 by and between Ms. Brenner and Noel, as amended by letter dated March 21, 1996, Ms. Brenner is employed in an executive capacity by Noel for a period of two years. The term may be extended by mutual agreement.
         Pursuant to the agreement, Ms. Brenner has agreed to perform such executive services in connection with Noel and entities in which Noel holds interests, including Lincoln Snacks, as shall reasonably be assigned to Ms. Brenner by the Board of Directors or Chief Executive Officer of Noel. $175,000 of the salary paid to Ms. Brenner pursuant to this agreement is deemed to be paid for services rendered to Lincoln Snacks.

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

         Compensation Committee Interlocks and Insider Participation

         In February 1993, the Board of Directors formed a Compensation Committee, the current members of which are Alexander P. Lynch and Karen Brenner. Except for Ms. Brenner, none of the members of the Compensation Committee during the last completed fiscal year was an officer or employee of the Company. In November 1993, the Board of Directors formed a Long Term Equity Incentive Committee to administer the 1993 Stock Option Plan and the Non-Employee Directors' Stock Option Plan, the current members of which are James G. Niven and C. Larry Davis. None of the members of the Long Term Equity Incentive Committee during the fiscal year ended June 30, 1997 was an officer or employee of the Company. During the fiscal year ended June 30, 1997, no executive officer of the Company served as a director or a member of the Compensation Committee (or other board committee performing equivalent functions) of another entity one of whose executive officers served on the Compensation Committee, the Long Term Equity Incentive Committee or the Board of Directors of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of September
         8, 1997 as to the beneficial ownership of the Common Stock and the common stock, par value $.10 per share, of Noel ("Noel Common Stock") by (i) each person known by the Company to own beneficially more than 5% of the issued and outstanding shares of Common Stock, (ii) each director, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group:

                                             Noel Common Stock                        Lincoln Snacks Common Stock
         -------------------------------------------------------------           --------------------------------
         Name and Address of           Number of           Percentage            Number of             Percentage
         Beneficial Owner               Shares(F1)            Owned(F2)           Shares(F3)              Owned(F4)
         --------------------------------------------------------------------------------------------------------
         5% Stockholders

           Noel Group, Inc.                   --                   --            3,769,755                   59.5%
           667 Madison Avenue
           New York, New York 10021

           Lawrence, Kamin, Saunders          --                   --              489,000(F5)                7.7%
           & Uhlenhop on behalf of
           Gofen & Glossberg, Inc.
           208 S. LaSalle St., Suite 1750
           Chicago, IL 60604

         Directors

           Karen Brenner                       0                   --              290,000(F6)                4.5%

           C. Larry Davis                      0                   --               78,000(F7)                1.2%

           Alexander P. Lynch                  0                    *               32,500(F8)                  *

           James G. Niven                 22,223                    *               32,500(F9)                  *

         Named Executive Officers

           Karen Brenner                       0                   --              290,000(F6)                4.5%

           R. Scott Kirk                       0                   --               98,561(F10)               1.6%

           Kristine A. Crabs                   0                   --               33,528(F11)                 *

           All executive officers and     22,223                    *              565,089(F12)               6.5%
           directors as a group
           (includes 6 persons)

             *          Less than 1%

            (F1) Unless otherwise indicated, each of the parties listed has sole voting and investment power over the shares of Noel Common Stock owned.
            (F2) Based on 20,611,028 shares of Noel Common Stock issued and outstanding on September 5, 1997.
            (F3) Unless otherwise indicated, each of the parties listed has sole voting and investment power over the shares of Common Stock owned. The number of shares of Common Stock indicated includes in each case the number of shares of Common Stock issuable upon exercise of outstanding stock options, to the extent that such options are currently exercisable. For purposes of this table, options are deemed to be currently exercisable to the extent that they are exercisable prior to November 30, 1997.
            (F4) Based on 6,331,790 shares of Common Stock issued and
                 outstanding on September 8, 1997. In addition, treated as outstanding for the purpose of computing the percentage ownership of each director or named executive officer and of all executive officers and directors as a group are shares of Common Stock issuable to such individual or group upon exercise of options to purchase Common Stock to the extent currently exercisable.
            (F5) The information set forth in the table and in this footnote regarding shares beneficially owned by Gofen & Glossberg, Inc. ("Gofen & Glossberg") is based on a Schedule 13G dated February 12, 1996 filed with the Securities and Exchange Commission by Gofen & Glossberg.
            (F6) Consists of 9,100 shares held by Ms. Brenner directly, 114,233 shares issuable upon exercise of options granted by the Company, but does not include an additional 204,167 shares issuable pursuant to options granted by the Company which are not currently exercisable. In addition, consists of 166,667 shares issuable upon exercise of the Noel Option, but does not include an additional 33,333 shares issuable pursuant to the Noel Option which are not currently exercisable.
            (F7) Consists of 25,500 shares held by Mr. Davis directly, 20,000 shares held by Mr. Davis' wife as trustee for Mrs. Davis' children, with respect to which shares Mr. Davis disclaims beneficial ownership, and 32,500 shares issuable upon exercise of options granted by the Company.
            (F8) Consists of 32,500 shares issuable upon exercise of options to purchase Common Stock granted by the Company.
            (F9) Consists of 9,100 shares held by Mr. Niven directly and 23,400 shares issuable upon exercise of options to purchase Common Stock granted by the Company.
           (F10) Consists of 68,250 shares held by Mr. Kirk directly and 30,311 issuable upon exercise of options to purchase Common Stock granted by the Company which are currently exercisable. The number indicated does not include an additional 35,439 shares issuable pursuant to options granted by the Company which are not currently exercisable.
           (F11) Consists of 22,750 shares held by Ms. Crabs directly and 10,778 shares issuable upon exercise of options to purchase Common Stock granted by the Company which are currently exercisable. The number indicated does not include an additional 11,722 shares issuable pursuant to options to purchase Common Stock granted by the Company which are not currently exercisable.
           (F12) Includes 410,389 shares issuable upon exercise of options granted by the Company and Noel and certain shares with respect to which beneficial ownership is disclaimed.

Item 13. Certain Relationships and Related Transactions

         None.


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

                                                      Date:  September 15, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Karen Brenner                                            September 15, 1997
Karen Brenner
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer); Director

/s/ Kristine A. Crabs                                        September 15, 1997
Kristine A. Crabs
Vice President-Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ C. Larry Davis                                           September 15, 1997
C. Larry Davis
Director

/s/ Alexander P. Lynch                                       September 15, 1997
Alexander P. Lynch
Director

/s/ James G. Niven                                           September 15, 1997
James G. Niven
Director




                           LINCOLN SNACKS COMPANY

                           FINANCIAL STATEMENTS
                           AS OF JUNE 30, 1997 AND 1996
                           TOGETHER WITH REPORT OF
                           INDEPENDENT PUBLIC ACCOUNTANTS


                            LINCOLN SNACKS COMPANY


                         INDEX TO FINANCIAL STATEMENTS

Financial Statements:                                                  Page(s)
     Report of Independent Public Accountants                             F-1
     Balance Sheets as of June 30, 1997 and 1996                   F-2 to F-3
     Statements of Operations for the Years Ended
        June 30, 1997, 1996 and 1995                                      F-4
     Statements of Changes in Stockholders' Equity
        for the Years Ended June 30, 1997, 1996 and 1995                  F-5
     Statements of Cash Flows for the Years Ended
        June 30, 1997, 1996 and 1995                               F-6 to F-7
     Notes to Financial Statements                                F-8 to F-17

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Lincoln Snacks Company:


We have audited the accompanying balance sheets of Lincoln Snacks Company (a Delaware corporation) as of June 30, 1997 and 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended June 30, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Snacks Company as of June 30, 1997 and 1996, and the results of its operations and its cash flows for the years ended June 30, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.


                        ARTHUR ANDERSEN LLP

Stamford, Connecticut,
August 12, 1997

                         LINCOLN SNACKS COMPANY
                             BALANCE SHEETS
                                ASSETS
                         JUNE 30, 1997 AND 1996

                                                                              June 30,           June 30,
                                                                                 1997               1996
--------------------------------------------------------------------------------------------------------
                                ASSETS
CURRENT ASSETS:
 Cash                                                                     $ 1,606,357        $    58,538
 Accounts receivable, net of allowances for doubtful accounts
   and cash discounts of $237,778 and $173,524                              1,951,937          2,693,875
 Inventories                                                                1,680,253          2,083,528
 Prepaid and other current assets                                              29,023             90,336
--------------------------------------------------------------------------------------------------------
     Total current assets                                                   5,267,570          4,926,277
--------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT:
 Land                                                                         370,000            610,000
 Building and leasehold improvements                                        1,526,705          1,555,985
 Machinery and equipment                                                    4,800,284          5,210,177
 Construction in process                                                      122,319              8,161
--------------------------------------------------------------------------------------------------------
                                                                            6,819,308          7,384,323
 Less-accumulated depreciation                                             (2,263,689)        (1,975,357)
--------------------------------------------------------------------------------------------------------
                                                                            4,555,619          5,408,966
INTANGIBLE AND OTHER ASSETS, net of accumulated amortization of
 $667,111 and $780,337                                                      3,466,371          3,643,487
--------------------------------------------------------------------------------------------------------
     Total assets                                                         $13,289,560        $13,978,730
========================================================================================================

The accompanying notes to financial statements are an integral part of these balance sheets.

                                         LINCOLN SNACKS COMPANY
                                             BALANCE SHEETS
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                         JUNE 30, 1997 AND 1996

                                                                              June 30,           June 30,
                                                                                 1997               1996
--------------------------------------------------------------------------------------------------------
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                         $ 1,357,170        $ 1,830,054
 Accrued expenses                                                           1,178,601          1,116,664
 Accrued trade promotions                                                     675,585            860,180
 Deferred gain-short term (Note 8)                                             13,434                 --
 Current portion of term loan                                                      --            800,004
 Borrowings under revolving line of credit                                         --            556,115
--------------------------------------------------------------------------------------------------------
     Total current liabilities                                              3,224,790          5,163,017
TERM LOAN PAYABLE                                                                  --            309,322
DEFERRED GAIN - LONG TERM (Note 8)                                            115,784                 --
--------------------------------------------------------------------------------------------------------
     Total liabilities                                                      3,340,574          5,472,339
--------------------------------------------------------------------------------------------------------
COMMITMENTS (Notes 7 and 9)
STOCKHOLDERS' EQUITY:
 Common stock, $0.01 par value, 20,000,000 shares authorized,
  6,450,090 outstanding at June 30, 1997 and 1996                              64,501             64,501
 Special stock, $0.01 par value, 300,000 shares authorized, none
  outstanding                                                                      --                 --
 Additional paid-in capital                                                18,010,637         18,010,637
 Accumulated deficit                                                       (8,100,126)        (9,542,721)
--------------------------------------------------------------------------------------------------------
                                                                            9,975,012          8,532,417
 Less - cost of common stock in treasury; 118,300 shares at June 30,
  1997 and 1996                                                               (26,026)           (26,026)
--------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                             9,948,986          8,506,391
--------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                           $13,289,560        $13,978,730
========================================================================================================

The accompanying notes to financial statements are an integral part of these balance sheets.

                                         LINCOLN SNACKS COMPANY
                                        STATEMENTS OF OPERATIONS
                            FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                        Year Ended         Year Ended         Year Ended
                                                     June 30, 1997      June 30, 1996      June 30, 1995
--------------------------------------------------------------------------------------------------------
NET SALES                                              $23,101,704        $23,845,844        $27,136,404
COST OF SALES                                           15,525,387         17,224,348         16,220,495
--------------------------------------------------------------------------------------------------------
     Gross profit                                        7,576,317          6,621,496         10,915,909
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                5,697,404          5,724,777         11,271,544
WRITE DOWN OF FIXED ASSETS (Note 10)                       269,498                 --                 --
NON-RECURRING CHARGE (Note 13)                                  --                 --            726,019
--------------------------------------------------------------------------------------------------------
     Income (loss) from operations                       1,609,415            896,719         (1,081,654)
OTHER:
  Interest expense                                        (126,820)          (356,910)          (519,144)
  Other income (expense), net                                   --                 --             12,415
--------------------------------------------------------------------------------------------------------
    Income (loss) before provision for
     income taxes                                        1,482,595            539,809         (1,588,383)
PROVISION FOR INCOME TAXES                                  40,000             29,000             14,000
--------------------------------------------------------------------------------------------------------
     Net income (loss)                                 $ 1,442,595        $   510,809        $(1,602,383)
========================================================================================================
NET INCOME (LOSS) PER SHARE (Note 2)                   $       .23        $       .08        $      (.25)
========================================================================================================
Weighted average number of shares
  outstanding                                            6,331,790          6,334,757          6,340,890
========================================================================================================

The accompanying notes to financial statements are an integral part of these statements.

                                                   LINCOLN SNACKS COMPANY
                                       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                                      Loans
                                                   Additional    Receivable
                         Common       Special         Paid-in          From      Accumulated    Treasury
                          Stock         Stock         Capital  Stockholders         (Deficit)      Stock
--------------------------------------------------------------------------------------------------------
June 30, 1994           $64,501        $   --     $17,764,746        $   --     $ (8,451,147)   $(24,024)
 Net loss                    --            --              --            --       (1,602,383)         --
 Noel payment under
   tax agreement             --            --         233,000            --               --          --
--------------------------------------------------------------------------------------------------------
June 30, 1995            64,501            --      17,997,746            --      (10,053,530)    (24,024)
 Net income                  --            --              --            --          510,809          --
 Purchase of 9,100
   shares of treasury        --            --              --            --               --      (2,002)
 Noel payment under
   tax agreement             --            --          12,891            --               --          --
--------------------------------------------------------------------------------------------------------
June 30, 1996            64,501            --      18,010,637            --       (9,542,721)    (26,026)
 Net income                  --            --              --            --        1,442,595          --
--------------------------------------------------------------------------------------------------------
June 30, 1997           $64,501        $   --     $18,010,637        $   --     $ (8,100,126)   $(26,026)
========================================================================================================

The accompanying notes to financial statements are an integral part of these statements.

                                                   LINCOLN SNACKS COMPANY
                                                  STATEMENTS OF CASH FLOWS
                                      FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                        Year Ended         Year Ended         Year Ended
                                                           June 30,           June 30,           June 30,
                                                              1997               1996               1995
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                      $1,442,595        $   510,809        $(1,602,383)
 Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation                                           640,738            636,943            569,565
    Amortization                                           177,116            221,700            627,842
    Write-off of covenant not-to-compete                        --                 --            466,667
    Write down of fixed assets                             269,498                 --             (5,415)
    Provision for doubtful accounts and
      cash discounts, net                                   64,254            (84,439)            33,711
 Changes in assets and liabilities:
    (Increase) decrease in accounts receivable             677,684         (1,087,214)            95,027
    Decrease in inventories                                403,275            279,953          1,157,390
    Decrease in prepaid and other current assets            61,313              8,692             58,582
    (Increase) in other assets                                  --             (6,017)           (33,452)
    Increase (decrease) in accounts payable               (472,885)         1,054,514           (434,188)
    (Decrease) in accrued trade promotions                (184,595)          (140,784)            (5,058)
    Increase (decrease) in accrued expenses                 61,938           (121,396)          (325,536)
--------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities          3,140,931          1,272,761            602,752
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                     (314,529)          (119,844)          (474,307)
 Proceeds on sale of land                                  369,218                 --                 --
 Proceeds on sale of fixed assets                           17,640                 --                 --
--------------------------------------------------------------------------------------------------------
      Net cash provided by (used in)
        investing activities                                72,329           (119,844)          (474,307)
--------------------------------------------------------------------------------------------------------

                                                   LINCOLN SNACKS COMPANY
                                                  STATEMENTS OF CASH FLOWS
                                      FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                                                        (Continued)

                                                        Year Ended         Year Ended         Year Ended
                                                           June 30,           June 30,           June 30,
                                                              1997               1996               1995
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings (repayments) under revolver, net           $  (556,115)        $ (385,476)        $  466,010
 (Repayments) under term loan                           (1,109,326)          (800,004)          (800,006)
 Noel payment under tax agreement                               --             12,891            233,000
 Purchase of treasury stock                                     --             (2,002)                --
--------------------------------------------------------------------------------------------------------
    Net cash (used in) financing activities             (1,665,441)        (1,174,591)          (100,996)
--------------------------------------------------------------------------------------------------------
    Net increase (decrease) in cash                      1,547,819            (21,674)            27,449
CASH, beginning of period                                   58,538             80,212             52,763
--------------------------------------------------------------------------------------------------------
CASH, end of period                                    $ 1,606,357         $   58,538         $   80,212
========================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid                                         $   120,059         $  279,582         $  438,430
========================================================================================================
 Income taxes paid                                     $    21,388         $   22,140         $    6,129
========================================================================================================

The accompanying notes to financial statements are an integral part of these statements.

                            LINCOLN SNACKS COMPANY

                        NOTES TO FINANCIAL STATEMENTS


(1)   The Company:

      Lincoln Snacks Company ("Lincoln" or the "Company"), formerly Lincoln Foods Inc., is a Delaware corporation and is a majority-owned subsidiary of Noel Group, Inc. (the "Parent"). Lincoln is engaged in the manufacture and marketing of caramelized pre-popped popcorn and glazed popcorn/nut mixes primarily throughout the United States and Canada. Sales of the Company's products are subject to seasonal trends with a significant portion of sales occurring in the last four months of the calendar year. The Company was formed in August 1992.

      In January 1994, the Company sold 2,472,500 shares of common stock as of approximately $9,600,000 from the sale of this stock. The Company's certificate of incorporation authorizes the issuance of special stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

      On July 17, 1995, Planters Company, a unit of Nabisco, Inc. ("Planters"), began exclusively distributing the Company's Fiddle
      Faddle and Screaming Yellow Zonkers products (the "Products") pursuant to a distribution agreement dated June 6, 1995 (the "Distribution Agreement") for an initial term which was originally scheduled to expire on June 30, 1997 unless renewed for additional one year periods. The Distribution Agreement required Planters to purchase an annual minimum number of equivalent cases of the Products during the initial term.

      On February 28, 1997, the Company and Planters entered into an amendment to the Distribution Agreement, which was further modified on May 9, 1997 (the "Amendment"), pursuant to which the exclusive distribution arrangement with respect to the Company's Fiddle Faddle product was extended for an additional six month period expiring on December 31, 1997, at which time the distribution arrangement will terminate. Effective May 1, 1997, Planters ceased, and Lincoln resumed, marketing and distributing the Company's Screaming Yellow Zonkers product. The Company does not expect to further extend the term of the Distribution Agreement beyond December 31, 1997.

      The Amendment required Planters to purchase a specified number of manufactured cases of the Products and for Planters to compensate the Company for the remaining contract minimums for the twelve month period ended June 30, 1997. The Amendment requires new minimums for the six month period ended December 31, 1997 (six month minimums). Planters purchased 79% of the original June 30, 1997 contract minimums and made a cash payment to the Company as compensation for the remaining 21%. Planters has agreed to compensate the Company in the event that Planters fails to purchase the six month minimums by December 31, 1997. The Amendment also requires Planters to compensate the Company in the event that certain sales levels are not achieved during the calendar year ending December 31, 1997.

      The Amendment, among other things, eliminates Planters' right to terminate the contract in the event of a change of control, Planters' right of first refusal on Poppycock granted in the original contract, and allows Lincoln to enter into co-pack arrangements relating to ready-to-eat popcorn.

      Although the Amendment contains provisions designed to effect a smooth transfer of the distribution business back to the Company, there can be no assurance as to the long term effects of the transition.

      Net sales to Planters for the year ended June 30, 1996 were equal to the minimum number of cases required to be purchased during the fiscal year as part of the Distribution Agreement. Sales to Planters represented 47% and 43% of net sales for the years ended June 30, 1997 and 1996 and amounts due from Planters represented 69% and 85% of accounts receivable at June 30, 1997 and 1996, respectively.

      On July 11, 1997, the Company entered into a Trademark License Agreement with Nabisco, Inc. pursuant to which Nabisco, Inc. granted the Company the right to use the Planters trademarks in connection with the sale and marketing of the Company's Fiddle Faddle product in the United States for a period of five years commencing on January 1, 1998.

(2)   Summary of Significant Accounting Policies:

      Use of estimates --

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

      Revenue recognition --

      Revenue is recognized by the Company when products are shipped and title passes to the customer.

      Advertising and promotion --

      Advertising costs are expensed in the period in which the related advertisements occur. The estimated cost of the total ultimate redemptions of various coupon programs are expensed immediately at the time a coupon program is distributed to the public.

      Inventories --

      Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first in, first out) or market
      (net realizable value).

      Property, plant and equipment --

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

      Intangible assets --

      Intangible assets are carried at cost, less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives as follows:

            Excess of purchase price over net assets acquired     30 years
            Intellectual property and other                     1-20 years
            Covenant not to compete (see Note 14)	                 4 years

      Impairment of long-lived assets --

      The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1997. This statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, this statement requires recognition of an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such impairment loss is then based on the fair value of the asset. Adoption of this statement had no material effect on the financial statements.

      Net income (loss) per common share --

      Net income (loss) per common share is computed by dividing net income available for common stock by the weighted average number of common shares outstanding. Weighted average common shares outstanding includes any common equivalent shares calculated for outstanding stock options and warrants under the treasury stock method.

      Reclassifications --

      Certain amounts have been reclassified in the prior year statements to conform with current year presentation.

(3)   Balance Sheet Components:

      The components of certain balance sheet accounts are as follows:

                                                      1997               1996
      ------------------------------------------------------------------------
      Inventories --
        Raw and packaging materials             $1,293,280         $1,616,673
        Finished goods                             386,973            466,855
      ------------------------------------------------------------------------
                                                $1,680,253         $2,083,528
      =========================================================================

      Intangible and other assets --
        Excess of purchase price over
        net assets acquired                     $3,977,631         $3,977,631
        Intellectual property and other            155,851            446,193
      ------------------------------------------------------------------------
                                                 4,133,482          4,423,824
        Less:  accumulated amortization           (667,111)          (780,337)
      ------------------------------------------------------------------------
        Intangible assets, net                  $3,466,371         $3,643,487
      ==================================================================================================

(4)   Income Taxes:

      Lincoln follows the accounting for income taxes required under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

      Upon completion of the registration and sale of stock in January 1994 the Company became less than 80% owned by its Parent and is no longer included in the United States Federal income tax return of its Parent.

      The following represents a reconciliation of the federal statutory income tax rate to the effective income tax rate:

                                                              1997               1996               1995
      --------------------------------------------------------------------------------------------------
      Statutory federal income (benefit) tax rate             34.0%              34.0%             (34.0%)
      State income and franchise taxes, net
        of federal benefit                                     1.1                3.6                0.6
      Net loss (benefited) not benefited                     (31.5)              14.6               30.1
      Depreciation and amortization                           (7.7)             (27.5)               3.3
      Write down of fixed assets                               6.2                 --                 --
      Accrued expenses                                        (4.0)             (13.4)              (0.3)
      Other temporary differences                              4.4               (8.4)               0.7
      Non-deductible meals and entertainment                    .2                0.7                0.2
      --------------------------------------------------------------------------------------------------
      Effective income tax rate                                2.7%               3.6%               0.6%
      ==================================================================================================

      The principal temporary items comprising the net unrecognized deferred income tax asset are as follows:
                                                           June 30,           June 30,           June 30,
                                                              1997               1996               1995
       -------------------------------------------------------------------------------------------------
      Net operating loss carryforward, net
        of amount utilized by Parent                   $ 2,428,000        $ 3,079,000        $ 2,259,000
      Depreciation and amortization                       (648,000)          (662,000)          (264,000)
      Accrued expenses not yet deductible                  165,000            476,000            545,000
      All other                                            169,000            192,000            194,000
      --------------------------------------------------------------------------------------------------
      Net deferred tax asset unrecognized                2,114,000          3,085,000          2,734,000
      Less:  valuation reserve                          (2,114,000)        (3,085,000)        (2,734,000)
      --------------------------------------------------------------------------------------------------
      Net deferred tax asset recognized	             $        --        $        --        $        --
      ==================================================================================================


      At June 30, 1997, the Company had a net operating loss carryforward ("NOL's") for income tax purposes, subject to Internal Revenue Service review, of approximately $6,100,000 which expire in 2007 through 2011 if not utilized. The above NOL's include those NOL's generated subsequent to deconsolidating from its Parent and approximately $200,000 of unutilized NOL's generated by the Company that were included in the Parent's tax return prior to deconsolidation in fiscal 1996. The Company has been reimbursed for the portion of the Company's fiscal 1994 and 1995 NOL's utilized by the Parent prior to deconsolidating. This reimbursement resulted in a payments of $233,000 and $12,891, respectively, to the Company, which were recorded by the Company as additional paid-in capital.

      Under the United States Internal Revenue Code, future utilization of NOL's may be limited when certain ownership changes occur. As a result, future changes in ownership may limit the Company's ability to fully utilize its available NOL's.

(5)   Stock Options and Warrants:

      In November 1993, the Company adopted the 1993 Stock Option Plan and the Non-Employee Directors' Stock Option Plan. A total of 550,000 shares of common stock is reserved for issuance under the 1993 Stock Option Plan and 200,000 shares of common stock is reserved for issuance under the Non-Employee Directors' Stock Option Plan. The Company has granted options on 500,750 shares and 106,800 shares, respectively, through June 30, 1997. Under both Plans, the option exercise price equals the stock's market price on date of grant.
      The 1993 Stock Option Plan options vest over periods ranging from 12 to 36 months. The Non-Employee Director's Stock Option Plan options vest immediately upon grant. All options expire ten years from date of grant. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

      Under the Non-Employee Directors' Stock Option Plan, each individual subsequently elected to the Board of Directors who is not an employee of the Company will receive a grant of stock options covering 20,000 shares of common stock, with an exercise price equal to the fair market value of a share of common stock as of the date of grant. In addition, each non-employee director of the Company will receive a stock option covering 5,000 shares of common stock immediately following each Annual Meeting of Stockholders of the Company during the ten-year term of the Non-Employee Directors' Stock Option Plan, with an exercise price equal to the fair market value of a share of common stock as of the date of grant.

      In connection with the offering of common stock in January 1994, the Company issued to the underwriters warrants to purchase 215,000 shares of common stock. These warrants are exercisable for a period of five years beginning in January 1994 at an exercise price of $5.40 per share.

      Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                      1997               1996
      ------------------------------------------------------------------------
      Net income:
       As reported                              $1,442,595           $510,809
       Pro forma                                 1,300,723            463,410
      Income per share:
       As reported                                    $.23               $.08
       Pro forma                                       .21                .07


      Because the SFAS 123 method of accounting is not applicable to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      A summary of the status of the Company's two stock option plans at June 30, 1997, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below:

                                                       1997               1996               1995
      -------------------------------------------------------------  -----------------  ----------------
                                                           Wtd.Avg.           Wtd.Avg.           Wtd.Avg.
                                                 Shares   Ex.Price   Shares  Ex.Price   Shares  Ex.Price
      --------------------------------------------------------------------------------------------------
      Outstanding at beginning of year          473,800      $4.35  499,600     $4.59  466,600     $4.91
      Granted                                   437,750       1.32   55,000      2.10   68,500      2.02
      Canceled                                  (75,000)      4.50       --        --       --        --
      Forfeited                                      --         --  (19,000)     3.53       --        --
      Expired                                   (14,000)      4.31  (61,800)     4.50  (35,500)     3.95
      --------------------------------------------------------------------------------------------------
      Outstanding at end of year                822,550       2.73  473,800      4.35  499,600     $4.59
      ==================================================================================================
      Exercisable at end of year                435,940             310,492            275,800
      ==================================================================================================
      Weighted average fair value of
        options granted                           $1.00               $1.58

      The following table summarizes information about stock options and warrants outstanding at June 30, 1997:

                             Options Outstanding                                   Options Exercisable
      ----------------------------------------------------------------        --------------------------
                           Number            Weighted                              Number
                      Outstanding             Average         Weighted        Exercisable       Weighted
      Range of                 at           Remaining          Average                 At        Average
      Exercise            June 30,        Contractual         Exercise            June 30,      Exercise
      Prices                 1997         Life (Years)           Price               1997          Price
      --------------------------------------------------------------------------------------------------
      $1.00  - $1.50      437,750                9.38            $1.32            103,340          $1.46
      $1.75  - $1.875      68,000                7.66             1.81             58,800           1.80
      $2.375 - $2.70       40,000                8.08             2.54             40,000           2.54
      $4.50  - $5.40      276,800                6.55             5.20            233,800           5.16
      --------------------------------------------------------------------------------------------------
      $1.00  - $5.40      822,550                                                 435,940


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively: risk-free interest rates of 6.92 and 6.74 percent, no expected dividend yields, expected lives of ten years and expected volatility of 59%.

(6)   Credit Facility:

      In December 1993, the Company entered into a bank loan agreement, as amended, which provides for up to $6 million in revolver borrowings and a $1.9 million term loan. The term loan was fully repaid during the year ended June 30, 1997, and there were no amounts outstanding under the revolving credit facility at June 30, 1997. The credit facility is available through December 2, 1999. At that time, any borrowing under the credit facility becomes due.

      The facilities require the maintenance of various financial and other covenants including, but not limited to, earnings before interest, taxes, depreciation and amortization ("EBITDA"), tangible net worth and debt coverage. The financial covenants are to be met on a quarterly basis, and the minimum requirements vary by quarter.

      Borrowings under the revolver are limited to a percent of eligible receivables and inventory. The revolving credit facility bears interest at a rate equal to the sum of the average monthly
      Eurodollar rate plus 2.0%. In addition to this rate, the Company does have the option to pay interest on the revolving credit facility at the Alternate Base Rate, as defined, plus 0.5%. At June 30, 1997 and 1996, the interest rate was 8.696% and 8.94%, respectively. Interest is payable monthly.

      The facility requires an annual monitoring fee of $12,000 and an unused facility fee of 0.5% on the unused portion of the revolver. The facilities are collateralized by substantially all of the Company's assets.

(7)   Commitments:

      In the normal course of business, Lincoln enters into purchase commitments with certain of its raw material suppliers generally for periods up to one year. Amounts to be purchased under these arrangements are not anticipated to exceed raw material requirements or the period to which the commitments apply. The total remaining amount of inventory to be purchased under these commitments as of June 30, 1997 is approximately $2,277,000. These purchase commitments expire primarily through December 31, 1997.

(8)   Sale of Land:

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

(9)   Leases:

      At June 30, 1997, the Company's minimum future rental payments on a fiscal year basis under non-cancelable operating leases are as follows:

                      1998                      $   437,000
                      1999                          325,000
                      2000                          266,000
                      2001                          243,000
                      2002 and thereafter         1,445,000

      Rent expense for operating leases amounted to approximately $286,000, $283,000 and $338,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

(10)  Write Down of Fixed Assets:

      During the year ended June 30, 1997, the Company recorded a write-down of $269,498 on certain fixed assets that are no longer used in the operations of the Company.

(11)  Related Party Transactions:

      During the years ended June 30, 1997, 1996 and 1995, the Company paid legal fees of approximately $72,000, $86,000 and $75,000, respectively, to a law firm of which one of its partners is a director of the Parent.

      A director was paid export brokerage commissions of $9,000 and $42,000 during the years ended June 30, 1996 and 1995, respectively, and $35,000 during the year ended June 30, 1995 for consulting services.

      During the years ended June 30, 1996 and 1995, one of the Company's executives was paid by the Parent. Lincoln did not receive any allocation of expenses from the Parent for this executive's services.

      During the year ended June 30, 1995, an investment banking firm rendered certain financial services to the Company. A director of the Company is Co-President and Co-Chief Executive Officer of this investment banking firm.

(12)  Employee Benefit Plans:

      The Company sponsors a defined contribution savings plan (401(k)). Participation in the plan is available to substantially all salaried and hourly employees. Company contributions to the plan are based on a percentage (2%) of employee contributions. During the years ended
      June 30, 1997, 1996 and 1995, Company contributions to the plan totaled $46,000, $51,000 and $48,000, respectively.

(13)  Non-recurring Charge Related to Distribution Agreement:

      On June 6, 1995, the Company entered into an exclusive distribution agreement with Planters for the sales and distribution rights for the Products, see Note 1.

      As a result of this agreement, the Company recorded a non-recurring pre-tax charge to operations of $726,019 for estimated costs associated with implementing the agreement for the year ended June 30, 1995. The largest portion of this charge represents a $466,667 write-off of the unamortized balance of covenant not to compete, as the Company determined the net realizable value of the covenant to be insignificant. In addition, the charge was also for estimated severance payments and inventory obsolescence costs associated with the agreement.

(14)  Sales Data:

      Export sales --

      During the years ended June 30, 1997, 1996 and 1995, export sales were approximately $2,157,000, $2,241,000 and $3,086,000, respectively.

      Significant customer --

      For the years ended June 30, 1997 and 1996, Planters represented approximately 47% and 43%, respectively, of net sales. No one customer accounted for 10% or more of net sales during the year ended December 31, 1995.

(15)  Valuation and Qualifying Accounts:

                                        Balance at       Charged to                               Balance
                                         Beginning        Costs and                                at end
      Description                        of Period         Expenses         Deductions          of Period
      --------------------------------------------------------------------------------------------------
      Year ended June 30, 1995,
        allowances for doubtful
        accounts and cash discounts       $224,252         $439,050          $(405,339)          $257,963

      Year ended June 30, 1996,
        allowances for doubtful
        accounts and cash discounts       $257,963         $242,673          $(327,112)          $173,524

      Year ended June 30, 1997,
        allowances for doubtful
        accounts and cash discounts       $173,524         $210,633          $(146,379)          $237,778



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

     (B)  By-laws as currently in effect (Incorporated by reference          *
          to Exhibit 3(B) filed by the Company with the Registration
          Statement on Form S-1 (33-71432))

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

(9)  Voting Trust Agreement; Not Applicable

(10) Material Contracts

     (A)  Trademark Licensing Agreement for the United States dated      10(A)
          July 11, 1997 between Lincoln Snacks Company and Nabisco
          Brands Company.

     (B)  Letter Agreement dated May 9, 1997 between Lincoln Snacks      10(B)
          Company and Planters Company.

     (C)  Letter dated January 22, 1997 between Lincoln Snacks Company       *
          and Planters Company relating to extension of period for notification of non-renewal (Incorporated by reference to Exhibit 10(a) filed by the Company with the Quarterly
          Report on Form 10-Q for the quarter ended December 31, 1996)

     (D)  Agreement for Sale and Purchase of Real Estate dated October       *
          10, 1996 between Lincoln Snacks Company and Donald W.
          Linscott (Incorporated by reference to Exhibit 10(b) filed by the Company with the Quarterly Report on Form 10-Q for the quarter ended December 31, 1996)

     (E)  Amendment to the Distribution Agreement dated February 28,         *
          1997 between Lincoln Snacks Company and Planters Company relating to extension of the Distribution Agreement until December 31, 1997 (Incorporated by reference to Exhibit 10(c) filed by the Company with the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)

(11) Statement of computation of per share earnings: Not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein

(12) Statement re computation of ratios; Not applicable

(13) Annual report to security holders, Form 10-Q or quarterly report to security holders; Not applicable

(16) Letter re change in certifying accountant; Not Applicable

(18) Letter re change in accounting principles; Not Applicable

(21) Subsidiaries of Registrant; Not Applicable

(22) Published report regarding matters submitted to vote of security holders; Not Applicable

(23) Consents of Experts and Counsel

     (A)  Consent of Arthur Andersen, LLP                                  23A

(24) Power of Attorney;  Not Applicable

(27) Financial Data Schedule                                                27

(99) Additional Exhibits; Not Applicable


          *  Incorporated by reference