Form 10-Q
period 1997-09-30
LINCOLN SNACKS CO
filed 1997-10-30
CIK 914642

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                     ----------------------

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 1997

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

                                        Yes    X     No

The number of shares of the issuer's Common Stock, $.01 par value, outstanding on October 30, 1997 was 6,331,790 shares.

                     LINCOLN SNACKS COMPANY
                       INDEX TO FORM 10-Q

                                                           PAGE

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of September 30, 1997
          and June 30, 1997                                   3-4

          Statements of Operations for the
          three months ended September 30, 1997
          and September 30, 1996                                5

          Statements of Changes in Stockholders'
          Equity for the three months ended
          September 30, 1997 and September 30, 1996             6

          Statements of Cash Flows for the
          three months ended September 30, 1997
          and September 30, 1996                                7

          Notes to Financial Statements                      8-10

Item 2.   Management's Discussion and Analysis
          Of Financial Condition and Results of
          Operations                                        11-13

Item 3.   Quantitative and Qualitative Disclosure
          About Market Risk                                    13

Part II.  OTHER INFORMATION

Item 1-4. OTHER INFORMATION                                    14

Item 5.   OTHER INFORMATION                                    14

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                     14

Signatures                                                     15

                              - 2 -

                     LINCOLN SNACKS COMPANY
                         BALANCE SHEETS
                             ASSETS
           AS OF SEPTEMBER 30, 1997 AND JUNE 30, 1997

                                          September 30,       June 30,
                                                   1997           1997
                                           ------------   ------------
           ASSETS                          (Unaudited)

CURRENT ASSETS:
  Cash                                      $ 1,933,244    $  1,606,357
  Accounts receivable (net of allowance
  for doubtful accounts and cash discounts
  of $267,768 and $237,778 respectively)      2,280,198      1,951,937
  Inventories                                 2,180,307      1,680,253
  Prepaid and other current assets               74,823         29,023
                                           ------------   ------------
Total current assets                          6,468,572      5,267,570

PROPERTY, PLANT AND EQUIPMENT:

  Land                                          370,000        370,000
  Building and leasehold improvements         1,769,904      1,526,705
  Machinery and equipment                     4,823,807      4,800,284
  Construction in process                        12,254        122,319
                                           ------------   ------------
                                              6,975,965      6,819,308

  Less: accumulated depreciation
   and amortization                          (2,417,297)    (2,263,689)
                                           ------------   ------------
                                              4,558,668      4,555,619

INTANGIBLE AND OTHER ASSETS,
net of accumulated amortization of
$702,075 and $667,111                         3,431,407      3,466,371
                                           ------------   ------------

TOTAL ASSETS                               $ 14,458,647   $ 13,289,560
                                           ============   ============

         The accompanying notes to financial statements are an integral part of these balance sheets.

                              - 3 -

                     LINCOLN SNACKS COMPANY
                         BALANCE SHEETS
              LIABILITIES AND STOCKHOLDERS' EQUITY
           AS OF SEPTEMBER 30, 1997 AND JUNE 30, 1997

                                          September 30,       June 30,
                                                   1997           1997
                                          -------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY       (Unaudited)

CURRENT LIABILITIES:
  Accounts payable                         $  1,836,557   $  1,357,170
  Accrued expenses                            1,079,009      1,178,601
  Accrued trade promotions                      868,646        675,585
  Deferred gain-short term                       13,434         13,434
                                           ------------   ------------

Total current liabilities                     3,797,646      3,224,790

Deferred Gain                                   112,554        115,784
                                           ------------   ------------

TOTAL LIABILITIES                             3,910,200      3,340,574
                                           ------------   ------------
COMMITMENTS

STOCKHOLDERS' EQUITY:

  Common stock, $0.01 par value,
   20,000,000 shares authorized,
   6,450,090 shares issued at
   September 30, 1997 and June 30, 1997          64,501         64,501
  Special stock, $0.01 par value, 300,000
   shares authorized, none outstanding                0              0
  Additional paid-in capital                 18,010,637     18,010,637
  Accumulated deficit                        (7,500,665)   ( 8,100,126)
  Less: cost of common stock in
   treasury 118,300 shares                      (26,026)       (26,026)
                                           ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                   10,548,447      9,948,986
                                           ------------   ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       $ 14,458,647   $ 13,289,560
                                           ============   ============

         The accompanying notes to financial statements are an integral part of these balance sheets.

                              - 4 -

                     LINCOLN SNACKS COMPANY
                    STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

                                               1997           1996
                                           ------------   ------------
                                           (Unaudited)     (Unaudited)
NET SALES                                  $  5,740,211   $  6,868,040

COST OF SALES                                 3,337,783      4,683,284
                                           ------------   ------------

  Gross profit                                2,402,428      2,184,756

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                       1,805,730      1,562,719
                                           ------------   ------------

  Income from operations                        596,698        622,037

INTEREST (INCOME) EXPENSE                       (12,763)        66,340
                                           ------------   ------------

  Income before provision
   for income taxes                             609,461        555,697

PROVISION FOR INCOME TAXES                       10,000         10,000
                                           ------------   ------------

  Net income                               $    599,461   $    545,697
                                           ============   ============

NET INCOME PER SHARE                       $       0.10   $       0.09
                                           ============   ============

Weighted Average Number of
Shares Outstanding                            6,331,790      6,331,790
                                           ============   ============

         The accompanying notes to financial statements are an integral part of these statements.

                              - 5 -

                     LINCOLN SNACKS COMPANY
          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                           (UNAUDITED)

                        Common  Special      Paid In   Accumulated   Treasury
                         Stock    Stock      Capital       Deficit      Stock
                       -------  -------  -----------  ------------  ---------
June 30, 1996          $64,501       $0  $18,010,637  ($ 9,542,721)  ($26,026)

Net income                                                 545,697
                       -------  -------  -----------  ------------  ---------

September 30, 1996     $64,501       $0  $18,010,637  ($ 8,997,024)  ($26,026)
                       =======  =======  ===========  ============  =========


June 30, 1997          $64,501       $0  $18,010,637  ($ 8,100,126)  ($26,026)

Net income                                                 599,461
                       -------  -------  -----------  ------------  ---------

September 30, 1997     $64,501       $0  $18,010,637  ($ 7,500,665)  ($26,026)
                       =======  =======  ===========  ============  =========

         The accompanying notes to financial statements are an integral part of these statements.

                              - 6 -

                     LINCOLN SNACKS COMPANY
                    STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1997

<CPATION>
                                               1997              1996
                                           -----------   --------------
                                           (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                $   599,461   $    545,697
  Adjustments to reconcile net income
  to cash provided by operating activities:
    Depreciation and amortization               188,572        217,075
    Allowance for doubtful accounts and
     cash discounts, net                         29,990         29,032

  Changes in Assets and Liabilities:
    (Increase) decrease in accounts
      receivable                               (358,251)       425,214
    Decrease in inventories                    (500,054)      (903,260)
    (Increase) decrease in prepaid and
     other current assets                       (45,800)        67,179
    Increase (decrease) in accounts
      payable and accrued expenses              569,626        (93,911)
                                           ------------   ------------
  Net cash provided by
   operating activities                         483,544        287,026
                                           ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                       (156,657)       (16,162)
                                           ------------   ------------
  Net cash used in investing activities        (156,657)       (16,162)
                                           ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayments under revolver, net                    0       ( 70,722)
    Repayments under term loan                        0       (200,001)
                                           ------------   ------------
  Net cash used in financing
   activities                                         0       (270,723)
                                           ------------   ------------
  Net increase in cash                          326,887            141

CASH, beginning of period                     1,606,357         58,538
                                           ------------   ------------
CASH, end of period                        $  1,933,244   $     58,679
                                           ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                            $          0   $     69,989
                                           ============   ============
  Income taxes paid                        $     31,773   $      5,918
                                           ============   ============


                              - 7 -

                     LINCOLN SNACKS COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1997
                           (Unaudited)

(1)  The Company:
     ------------
     Lincoln Snacks Company ("Lincoln" or the "Company"), formerly Lincoln Foods Inc., is a Delaware corporation and is a majority-owned subsidiary of Noel Group, Inc. (the "Parent"). Lincoln is engaged in the manufacture and marketing of caramelized pre-popped popcorn and glazed popcorn/nut mixes. Sales of the Company's products are subject to seasonal trends with a significant portion of sales occurring in the last four months of the calendar year.

(2)  Basis of Presentation:
     ----------------------
     The balance sheet as of September 30, 1997, and the related statements of operations for the three months ended September 30, 1997 and September 30, 1996, changes in stockholders' equity and cash flows for the three months ended September 30, 1997 and September 30, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and September 30, 1996 have been made. During the interim periods reported on, the accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods and described in the Company's Annual Report on Form 10-K for the twelve months ended June 30, 1997 filed with the Securities and Exchange Commission on September 15, 1997 (the "Annual Report").

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements included in the Annual Report. The results of operations for the three months ending September 30, 1997 and September 30, 1996 are not necessarily indicative of the operating results for the full year.

(3)  New Accounting Pronouncement:
     -----------------------------
     Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings Per Share ("EPS"), which establishes standards for computing and presenting EPS, is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 does not permit early application of its provisions. The Statement replaces the presentation of primary EPS with a presentation of basic EPS, as defined. Had EPS been determined in accordance with SFAS No. 128, the Company's basic and diluted income (loss) per share for the three months and six months ended June 30, 1997 and 1996 would be unchanged from the reported net income (loss) per share.

(4)  Credit Facility:
     ----------------
     The Company has a revolving credit and term loan facility, as amended, which provides for up to $6.0 million in revolver borrowings and a $1.9 million term loan. No amounts were outstanding under the revolver and term loan, as of September 30, 1997. This facility is collateralized by substantially all of the Company's assets.

(5)  Inventory:
     ----------
     Inventory consists of the following:

                                          September 30,       June 30,
                                                   1997           1997
                                           ------------   ------------
     Raw materials and supplies            $  1,384,918   $  1,293,280
     Finished Goods                             795,389        386,973
                                           ------------   ------------
                                           $  2,180,307   $  1,680,253
                                           ============   ============

(6)  Significant Customer:
     ---------------------
     On July 17, 1995, Planters Company, a unit of Nabisco, Inc. ("Planters"), began exclusively distributing the Company's Fiddle Faddle and Screaming Yellow Zonkers products (the "Products") pursuant to a distribution agreement dated June 6, 1995 (the "Distribution Agreement") for an initial term which was originally scheduled to expire on June 30, 1997 unless renewed for additional one year periods. The Distribution Agreement required Planters to purchase an annual minimum number of equivalent cases of the Products during the initial term.

     On February 28, 1997, the Company and Planters entered into an amendment to the Distribution Agreement (the "Amendment"), which was further modified on May 9, 1997 (the "Letter Agreement"), pursuant to which the exclusive distribution arrangement with respect to the Company's Fiddle Faddle product was extended for an additional six month period expiring on December 31, 1997, at which time the distribution arrangement will terminate. Effective May 1, 1997, Planters ceased, and Lincoln resumed, marketing and distributing the Company's Screaming Yellow Zonkers product. The Company does not expect to further extend the term of the Distribution Agreement beyond December 31, 1997.

     The Amendment and Letter Agreement required Planters to purchase a specified number of manufactured cases of the Products and for Planters to compensate the Company for the remaining contract minimums for the twelve month period ended June 30, 1997. The Amendment requires reduced minimums for the six month period ended December 31, 1997 (six month minimums). Planters has agreed to compensate the Company in the event that Planters fails to purchase the six month minimums by December 31, 1997. The Amendment also requires Planters to compensate the Company in the event that certain sales levels are not achieved during the calendar year ending December 31, 1997.

     The Amendment, among other things, eliminates Planters' right to terminate the contract in the event of a change of control, eliminates Planters' right of first refusal on Poppycock granted in the original contract, and allows Lincoln to enter into co-pack arrangements relating to ready-to-eat popcorn.

     Although the Amendment contains provisions designed to effect a smooth transfer of the distribution business back to the Company, there can be no assurance as to the long term effects of the transition.

     On October 7, 1997, the Company entered into a Canadian Trademark License Agreement with Nabisco Ltd pursuant to which Nabisco Ltd granted the Company the right to use the Planters trademarks in connection with the sale and marketing of the Company's Fiddle Faddle product in Canada for a period of five years commencing on January 1, 1998. In July, 1997, the Company entered into a five year United States Trademark License Agreement with Nabisco, Inc. granting the Company the right to use the Planters' trademarks in connection with the sales and marketing of the Company's Fiddle Faddle products in the United States.

     Sales to Planters represented 22% and 50% of net sales for the quarter ended September 30, 1997 and 1996, respectively.


ITEM 2.  -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------
Results of Operations:
----------------------
Introduction
------------
     The Company's net sales are subject to significant seasonal variation, consequently, results from operations will fluctuate due to these trends. The Company's business is seasonal due to customers' buying patterns of Poppycock and nut products during the traditional holiday season. As a result, third and fourth calendar quarter sales account for a significant portion of the Company's annual sales.

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

     On February 28, 1997, Lincoln Snacks and Planters entered into the Amendment, which was further modified by the Letter Agreement, pursuant to which the exclusive distribution arrangement with respect to the Company's Fiddle Faddle product was extended for an additional period of six months expiring December 31, 1997 at which time the distribution arrangement will terminate. Effective May 1, 1997, Planters ceased, and Lincoln Snacks resumed, marketing and distributing the Company's Screaming Yellow Zonkers product. The Company does not expect to further extend the term of the Distribution Agreement beyond December 31, 1997.

     The Amendment and Letter Agreement require Planters to purchase a specified number of manufactured cases and for Planters to compensate the Company for the remaining contract minimums for the twelve month period ended June 30, 1997. The Amendment requires reduced minimums for the six month period ended December 31, 1997 (six month minimums). Planters has agreed to compensate the Company in the event that Planters fails to purchase the six month minimums by December 31, 1997. The Amendment also requires Planters to compensate the Company in the event that certain sales levels are not achieved during the calendar year ending December 31, 1997.

     Although the Amendment contains provisions designed to effect a smooth transfer of the distribution business back to the Company, there can be no assurance as to the long term effects of the transition.

Sales to Planters represented 22% and 50% of net sales for the quarter ended September 30, 1997 and 1996, respectively.

Three months ended September 30, 1997 versus September 30, 1996
---------------------------------------------------------------
     Net sales decreased 16% or $1.13 million to $5.7 million for the quarter ended September 30, 1997 versus $6.87 million in the corresponding period of 1996. Sales made by Lincoln of its branded products increased, versus a year ago, as did sales related to new copacking business. These increases were offset by decreased Planters sales. During the quarter, Planters compensated the Company, at a pre-determined rate which is lower than Planters' transfer prices, for failing to purchase the quarterly minimum. Sales to Planters represented 22% and 50% of net sales for the quarter ended September 30, 1997 and 1996, respectively, due to the reduced six month minimums.

     Gross profit increased 10% or $.22 million to $2.40 million for the quarter ended September 30, 1997 versus $2.18 million in the corresponding period of 1996. Gross profit increased due to new co-packing profits and lower raw material costs which were partially offset by decreased Planters gross profits resulting from decreased case volume.

     Selling, general and administrative expenses increased 16% or $.24 million to $1.81 million in the quarter ended September 30, 1997 versus $1.56 million the same period in 1996. These expenses increased during this period primarily due to timing of promotional spending.

     The increase in gross profit and the decrease in interest expense was partially offset by the increase in selling, general and administrative expenses and resulted in an increase in the net income of $.05 million to $.60 million for the quarter ended September 30, 1997 versus $.55 million in the corresponding period in 1996.

Liquidity and Capital Resources
-------------------------------
     As of September 30, 1997, the Company had working capital of $2.67 million compared to a working capital of $2.0 million at June 30, 1997 (the Company's fiscal year end), an increase in working capital of $.67 million. The increase in working capital is primarily attributable to the Company's net profit of $.60 million for the three months ended September 30, 1997.

     The Company currently meets its short-term liquidity needs from its revolving credit facility which facility is secured by a first priority, perfected security interest in substantially all of the Company's existing and after-acquired assets. The Company presently believes that this facility is adequate to meet its needs for the next twelve months.

     Management continues to focus on increasing product distribution and continues to review all operating costs with the objective of increasing profitability and ensuring future liquidity. However, there can be no assurance that any of these objectives will be achieved in future periods. Although the Amendment contains provisions designed to effect a smooth transfer of the distribution of the Fiddle Faddle business back to the Company, there can be no assurance as to the long term effects of the transition.

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

                                             Three Months Ended
                                          ----------------------------
                                          September 30,  September 30,
                                               1997           1996
                                          -------------  -------------
                                                (in thousands)
Net cash provided by
operating activities                          $ 484         $ 287

Net cash used in investing activities          (157)          (16)

Net cash provided by (used in)
financing activities                              0          (270)


     Net cash provided by operating activities increased to $.48 million during the three months ended September 30, 1997 compared to $.29 million in 1996. The increase is primarily due to an increase in accounts payables due to the timing of expenses coupled with a decrease in inventories which is partially offset by an increase in accounts receivables due to the timing of sales.

     Net cash used in investing activities of $.16 million and $.01 million for the three months ended September 30, 1997 and September 30, 1996, respectively, represents capital expenditures.

     No cash was used in or provided by financing activities for the three months ended September 30, 1997. Net cash provided by financing activities for the period ended September 30, 1996 was $.27 million, which consisted of revolver repayments under its credit agreement of $.07 million and term loan repayments of $.20 million.



ITEM 3.  -    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-----------------------------------------------------------------------

     Not Applicable.




PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                 Not Applicable

Item 2.   Changes in Securities and Use of Proceeds         Not Applicable

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

              (4)   Not Applicable

              (10)  (a) Letter dated September 5, 1997 between Lincoln
                        Snacks Company and Planters relating to
                        agreement for the Company to sell Fiddle Faddle to Target Stores.

                    (b) Trademark Licensing Agreement for Canada dated
                        October 6, 1997 between Lincoln Snacks Company and Nabisco, Ltd.

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


                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



October 30, 1997             Lincoln Snacks Company
                             (Registrant)



                        By:    /s/Karen Brenner
                               -------------------------------------
                        Name:  Karen Brenner
                        Title: Chairman of the Board and
                               Chief Executive Officer; Director
                               (Principal Executive Officer)



                        By:    /s/Kristine A. Crabs
                               -------------------------------------
                        Name:  Kristine A. Crabs
                        Title: Vice President and Chief Financial
                               Officer, Secretary and Treasurer
                               (Principal Financial Officer and
                                Principal Accounting Officer)

