Form 10-Q
period 1997-12-31
LINCOLN SNACKS CO
filed 1998-02-10
CIK 914642

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                     ----------------------

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended December 31, 1997

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

                                        Yes    X     No

The number of shares of the issuer's Common Stock, $.01 par value, outstanding on February 9, 1998 was 6,331,790 shares.

                     LINCOLN SNACKS COMPANY
                       INDEX TO FORM 10-Q

                                                           PAGE

Part I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

          Balance Sheets as of December 31, 1997
          and June 30, 1997                                   3-4

          Statements of Operations for the
          three months ended December 31, 1997
          and December 31, 1996                                 5

          Statements of Operations for the
          six months ended December 31, 1997
          and December 31, 1996                                 6

          Statements of Changes in Stockholders'
          Equity for the six months ended
          December 31, 1997 and December 31, 1996               7

          Statements of Cash Flows for the
          six months ended December 31, 1997
          and December 31, 1996                                 8

          Notes to Financial Statements                      9-11

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                        12-15

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE
          ABOUT MARKET RISK                                    15

Part II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS                                    16

Item 2.   CHANGES IN SECURITIES                                16

Item 3.   DEFAULTS UPON SENIOR SECURITIES                      16

Item 4.   SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY HOLDERS                                16

Item 5.   OTHER INFORMATION                                    16

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                  16-17

SIGNATURES                                                     18

                     LINCOLN SNACKS COMPANY
                         BALANCE SHEETS
                             ASSETS
            AS OF DECEMBER 31, 1997 AND JUNE 30, 1997

                                           December 31,     June 30,
                                               1997           1997
                                          -------------   ------------
           ASSETS                                  (Unaudited)

CURRENT ASSETS:
  Cash                                     $  3,915,642   $  1,606,357
  Accounts receivable (net of allowance
  for doubtful accounts and cash discounts
  of $287,341 and $237,778 respectively)      3,503,771      1,951,937
  Inventories                                 1,516,631      1,680,253
  Prepaid and other current assets               44,152         29,023
                                           ------------   ------------
Total current assets                          8,980,196      5,267,570

PROPERTY, PLANT AND EQUIPMENT:

  Land                                          370,000        370,000
  Building and leasehold improvements         1,757,026      1,526,705
  Machinery and equipment                     4,760,746      4,800,284
  Construction in process                       187,866        122,319
                                           ------------   ------------
                                              7,075,638      6,819,308

  Less: accumulated depreciation
   and amortization                          (2,543,439)    (2,263,689)
                                           ------------   ------------
                                              4,532,199      4,555,619

INTANGIBLE AND OTHER ASSETS,
net of accumulated amortization of
$737,039 and $667,111                         3,396,443      3,466,371
                                           ------------   ------------

TOTAL ASSETS                               $ 16,908,838   $ 13,289,560
                                           ============   ============

         The accompanying notes to financial statements are an integral part of these balance sheets.

                     LINCOLN SNACKS COMPANY
                         BALANCE SHEETS
              LIABILITIES AND STOCKHOLDERS' EQUITY
            AS OF DECEMBER 31, 1997 AND JUNE 30, 1997

                                           December 31,     June 30,
                                               1997           1997
                                          -------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY       (Unaudited)

CURRENT LIABILITIES:
  Accounts payable                         $  1,175,385    $ 1,357,170
  Accrued expenses                            1,197,910      1,178,601
  Accrued trade promotions                    1,676,641        675,585
  Deferred gain-short term                       13,434         13,434
                                           ------------   ------------
Total current liabilities                     4,063,370      3,224,790

Deferred Gain                                   109,323        115,784
                                           ------------   ------------
TOTAL LIABILITIES                             4,172,693      3,340,574
                                           ------------   ------------
COMMITMENTS

STOCKHOLDERS' EQUITY:

  Common stock, $0.01 par value,
   20,000,000 shares authorized,
   6,450,090 shares issued at
   December 31, 1997 and June 30, 1997           64,501         64,501
  Special stock, $0.01 par value, 300,000
   shares authorized, none outstanding                0              0
  Additional paid-in capital                 18,010,637     18,010,637
  Accumulated deficit                       ( 5,312,967)   ( 8,100,126)
  Less: cost of common stock in
   treasury 118,300 shares                      (26,026)       (26,026)
                                           ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                   12,736,145      9,948,986
                                           ------------   ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       $ 16,908,838   $ 13,289,560
                                           ============   ============

         The accompanying notes to financial statements are an integral part of these balance sheets.

                     LINCOLN SNACKS COMPANY
                    STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

                                               1997           1996
                                            -----------   ------------
                                            (Unaudited)    (Unaudited)
NET SALES                                   $ 7,131,550    $ 7,247,136

COST OF SALES                                 3,808,023      4,578,677
                                           ------------   ------------

  Gross profit                                3,323,527      2,668,459

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                       2,435,336      1,956,938
                                           ------------   ------------

  Income from operations                        888,191        711,521

Net Planters Other Income                    (1,376,000)             0
Interest (Income) Expense                       (22,939)        42,151
Other Expenses                                   19,441              0
                                           ------------   ------------
  Income before provision
   for income taxes                           2,267,689        669,370

PROVISION FOR INCOME TAXES                       80,000         10,000
                                           ------------   ------------
  Net income                                $ 2,187,689    $   659,301
                                           ============   ============

BASIC AND DILUTED
NET INCOME PER SHARE                        $      0.35    $      0.10
                                           ============   ============
BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                            6,331,790      6,331,790
                                           ============   ============

         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY
                    STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

                                               1997           1996
                                           ------------   ------------
                                            (Unaudited)    (Unaudited)
NET SALES                                  $ 12,871,761   $ 14,115,176

COST OF SALES                                 7,145,806      9,261,961
                                           ------------   ------------
  Gross profit                                5,725,955      4,853,215

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                       4,241,066      3,519,657
                                           ------------   ------------

  Income from operations                      1,484,889      1,333,558

Net Planters Other Income                    (1,376,000)             0
Interest (Income) Expense                       (35,708)       108,493
Other Expenses                                   19,438              0
                                           ------------   ------------
  Income before provision
   for income taxes                           2,877,159      1,225,065

PROVISION FOR INCOME TAXES                       90,000         20,000
                                           ------------   ------------
  Net income                                $ 2,787,159    $ 1,205,065
                                           ============   ============

BASIC AND DILUTED
NET INCOME PER SHARE                        $      0.44    $      0.19
                                           ============   ============
BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                            6,331,790      6,331,790
                                           ============   ============

         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY
          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996
                           (UNAUDITED)

                       Common  Special     Paid In   Accumulated    Treasury
                        Stock    Stock     Capital       Deficit       Stock
                       -------  ------  -----------  -----------  -----------
June 30, 1996          $64,501     $0   $18,010,637  ($9,542,721)   ($26,026)

Net income                                             1,205,065
                       -------  ------  -----------  -----------  -----------

December 31,
1996                   $64,501      $0  $18,010,637  ($8,337,656)   $(26,026)
                       =======  ======  ===========  ===========  ===========

June 30, 1997          $64,501      $0  $18,010,637  ($8,100,126)   ($26,026)

Net income                                             2,787,159
                       -------  ------  -----------  -----------  -----------

December 31,
1997                   $64,501      $0  $18,010,637  ($5,312,967)   $(26,026)


         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY
                    STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

                                               1997           1996
                                           -----------   ------------
                                            (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                $ 2,787,159    $ 1,205,065
  Adjustments to reconcile net income
  to cash provided by operating activities:
    Depreciation and amortization               349,678        429,379
    Allowance for doubtful accounts and
     cash discounts, net                         49,563         43,151

  Changes in Assets and Liabilities:
    Increase (decrease) in accounts
     receivable                              (1,601,397)        24,055
    Increase in inventories                     163,622        215,801
    Increase (decrease) in prepaid and
     other current assets                       (15,129)        19,178
    Increase (decrease) in accounts
      payable and accrued expenses              832,119       (939,342)
                                           ------------   ------------
  Net cash provided by
   operating activities                       2,565,615        997,287
                                           ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                       (256,330)       (93,009)
    Proceeds from sale of land                        0        369,218
                                           ------------   ------------
  Net cash provided by (used in)
    investing activities                       (256,330)       276,209
                                           ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Borrowings (repayments) under
    revolver, net                                     0       (556,115)
    Repayments under term loan                        0       (659,702)
                                           ------------   ------------
  Net cash used in
   financing activities                               0     (1,215,817)
                                           ------------   ------------
  Net increase in cash                        2,309,285         57,679

CASH, beginning of period                     1,606,357         58,538
                                           ------------   ------------
CASH, end of period                        $  3,915,642   $    116,217
                                           ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                            $          0   $     95,898
                                           ============   ============
  Income taxes paid                        $     43,173   $     11,767
                                           ============   ============

                     LINCOLN SNACKS COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997
                           (Unaudited)

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

(2)  Basis of Presentation:

     The balance sheet as of December 31, 1997, and the related statements of operations for the three and six months ended December 31, 1997 and December 31, 1996, changes in stockholders' equity and cash flows for the three and six months ended December 31, 1997 and December 31, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at December 31, 1997 and December 31, 1996 have been made. During the interim periods reported on, the accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods and described in the Company's Annual Report on Form 10-K for the twelve months ended June 30, 1997 filed with the Securities and Exchange Commission on September 15, 1997 (the "Annual Report").

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements included in the Annual Report. The results of operations for the three and six months ending December 31, 1997 and December 31, 1996 are not necessarily indicative of the operating results for the full year.

(3)  New Accounting Pronouncement:

     As required, during the interim period ended December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). This statement establishes standards for computing and presenting basic and diluted earnings per share.

     Options to purchase 622,550 shares of common stock were outstanding at December 31, 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

(4)  Credit Facility:

     The Company has a revolving credit facility, as amended, which provides for up to $6.0 million in revolver borrowings. No amounts were outstanding under the revolver as of December 31, 1997. The term loan facility was extinguished upon the Company's final term loan payment in fiscal 1997. This facility is collateralized by substantially all of the Company's assets.

     On January 13, 1998 the revolving credit facility was amended reducing the revolver borrowing to $4.0 million. The amendment reduced the facility's interest rate and certain bank fees. The amendment, among other things, allows the Company to acquire other companies or to repurchase its stock, subject to bank approval.

(5)  Inventory:

     Inventory consists of the following:

                                           December 31,     June 30,
                                               1997           1997
                                          -------------   ------------
     Raw materials and supplies            $  1,040,571    $ 1,293,280
     Finished goods                             476,060        386,973
                                          -------------   ------------
                                           $  1,516,631    $ 1,680,253
                                          =============   ============


(6)  Significant Customer:

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

     On February 28, 1997, the Company and Planters entered into an amendment to the Distribution Agreement (the "Amendment"), which was further modified on May 9, 1997 (the "Letter Agreement"), pursuant to which the exclusive distribution arrangement with respect to the Company's Fiddle Faddle product was extended for an additional six month period expiring on December 31, 1997, at which time the arrangement terminated. Effective January 1, 1998 and May 1, 1997, Planters ceased, and Lincoln resumed, marketing and distributing the Company's Fiddle Faddle and Screaming Yellow Zonkers products, respectively.

     The Amendment and Letter Agreement required Planters to purchase a specified number of manufactured cases of the Products and for Planters to compensate the Company for the remaining contract minimums for the twelve month period ended June 30, 1997. The Amendment and Letter Agreement required Planters to compensate the Company for contract minimums for the six month period ended December 31, 1997 (six month minimums). Planters has compensated the Company for contract minimums, which were 24% and 27% less than case sales made to Planters for the quarter and the six month period ended December 31, 1996, respectively.

     The Amendment also required Planters to compensate the Company in the event that certain sales levels were not achieved during the calendar year ending December 31, 1997. These sales levels were not achieved during the calendar year ending December 31, 1997 resulting in Planters compensating the Company $1.88 million which is partially offset by approximately $500,000 in non-recurring charges associated with initial efforts to rebuild the Fiddle Faddle brand ("Net Planters Other Income").

     Although the Amendment contains provisions designed to effect a smooth transfer of the distribution business back to the Company, there can be no assurance as to the long term effects of the transition.

     In July and October, 1997, the Company entered into five year Trademark License Agreements with Nabisco, Inc. granting the Company, subject to the terms of the License Agreements, the right to use, commencing January 1, 1998, the Planters' trademarks in connection with the sales and marketing of the Company's Fiddle Faddle products in the United States and Canada.

     Sales to Planters, excluding Net Planters Other Income, represented 9% and 32% of net sales for the three months ended December 31, 1997 and 1996, respectively; 14% and 41% of net sales for the six months period ended December 31, 1997 and 1996, respectively. Sales to Planters during the quarter and the six months period ended December 31, 1997 represented payments, in lieu of manufactured cases, at predetermined rates which are lower than the rates Planters paid for manufactured cases. Sales to Planters during the quarter and the six month period ended December 31, 1996 represented manufactured cases.

ITEM 2.  -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS (UNAUDITED)

Results of Operations:

Introduction
-------------
     The Company's net sales are subject to significant seasonal variation, consequently, results from operations will fluctuate due to these trends. The Company's business is seasonal due to customers' buying patterns of Poppycock and nut products during the traditional holiday season. As a result, third and fourth calendar quarter sales account for a significant portion of the Company's annual sales.

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

     On February 28, 1997, the Company and Planters entered into an amendment to the Distribution Agreement (the "Amendment"), which was further modified on May 9, 1997 (the "Letter Agreement"), pursuant to which the exclusive distribution arrangement with respect to the Company's Fiddle Faddle product was extended for an additional six month period expiring on December 31, 1997, at which time the arrangement terminated. Effective January 1, 1998 and May 1, 1997, Planters ceased, and Lincoln resumed, marketing and distributing the Company's Fiddle Faddle and Screaming Yellow Zonkers products, respectively.

     The Amendment and Letter Agreement required Planters to purchase a specified number of manufactured cases of the Products and for Planters to compensate the Company for the remaining contract minimums for the twelve month period ended June 30, 1997. The Amendment and Letter Agreement required Planters to compensate the Company for contract minimums for the six month period ended December 31, 1997 (six month minimums). Planters has compensated the Company for contract minimums, which were 24% and 27% less than case sales made to Planters for the quarter and the six month period ended December 31, 1996, respectively.

     The Amendment also required Planters to compensate the Company in the event that certain sales levels were not achieved during the calendar year ending December 31, 1997. These sales levels were not achieved during the calendar year ending December 31, 1997 resulting in Planters compensating the Company $1.88 million which is partially offset by approximately $500,000 in non-recurring charges associated with initial efforts to rebuild the Fiddle Faddle brand ("Net Planters Other Income").

     Although the Amendment contains provisions designed to effect a smooth transfer of the distribution business back to the Company, there can be no assurance as to the long term effects of the transition.

     In July and October, 1997, the Company entered into five year Trademark License Agreements with Nabisco, Inc. granting the Company, subject to the terms of the License Agreements, the right to use, commencing January 1, 1998, the Planters' trademarks in connection with the sales and marketing of the Company's Fiddle Faddle products in the United States and Canada.

     Sales to Planters, excluding Net Planters Other Income, represented 9% and 32% of net sales for the three months ended December 31, 1997 and 1996, respectively; 14% and 41% of net sales for the six months period ended December 31, 1997 and 1996, respectively. Sales to Planters during the quarter and the six months period ended December 31, 1997 represented payments, in lieu of manufactured cases, at predetermined rates which are lower than the rates Planters paid for manufactured cases. Sales to Planters during the quarter and the six month period ended December 31, 1996 represented manufactured cases.


Three months ended December 31, 1997 versus December 31, 1996
--------------------------------------------------------------

     Overall net sales decreased 2% or $.12 million to $7.13 million for the quarter ended December 31, 1997 versus $7.25 million in the corresponding period of 1996. Net sales made by Lincoln of its branded products and sales related to new copacking business increased 32% versus a year ago. These increases were offset by decreased Planters sales attributable to lower minimums and revenue rates versus the prior period. During the quarter, Planters compensated the Company in lieu of purchasing manufactured cases, at predetermined rates which are lower than the rates Planters paid for manufactured cases.

     Sales to Planters, excluding Net Planters Other Income, represented 9% and 32% of net sales for the three months ended December 31, 1997 and 1996, respectively, due to the reduced six month minimums. Sales to Planters during the quarter ended December 31, 1997 represented payments, in lieu of manufactured cases, at predetermined rates which are lower than the rates Planters paid for manufactured cases. Sales to Planters during the quarter ended December 31, 1996 represented manufactured cases.

     Gross profit increased 25% or $.66 million to $3.32 million for the quarter ended December 31, 1997 versus $2.67 million in the corresponding period of 1996. Gross profit increased due to sales increases associated with Lincoln's branded products and new copacking business coupled with lower raw material costs which were partially offset by decreased Planters gross profits resulting from decreased case volume.

     Selling, general and administrative expenses increased 24% or $.48 million to $2.44 million in the quarter ended December 31, 1997 versus $1.96 million the same period in 1996. These expenses increased during this period primarily due to increased consumer promotions.

     Net Planters Other Income of $1.38 million represents Planters compensation of $1.88 million to the Company for failing to achieve certain sales levels during the calendar year ending December 31, 1997 which was partially offset by approximately $.50 million in non-recurring charges associated with initial efforts to rebuild the Fiddle Faddle brand.

     The increase in gross profit coupled with Net Planters Other Income and the decrease in interest expense was partially offset by the increase in selling, general and administrative expenses and resulted in an increase in the net income of $1.53 million to $2.19 million for the quarter ended December 31, 1997 versus $.66 million in the corresponding period in 1996.


Six months ended December 31, 1997 versus December 31, 1996
------------------------------------------------------------

     Overall net sales decreased 9% or $1.24 million to $12.87 million for the six months ended December 31, 1997 versus $14.12 million in the corresponding period of 1996. Net sales made by Lincoln of its branded products and sales related to new copacking business increased 31% versus a year ago. These increases were offset by decreased Planters sales attributable to lower minimums and revenue rates versus the prior period. During the six months ended December 31, 1997, Planters compensated the Company, in lieu of purchasing manufactured cases, at predetermined rates which are lower than the rates Planters paid for manufactured cases.

     Sales to Planters, excluding Net Planters Other Income, represented 14% and 41% of net sales for the six months ended December 31, 1997 and 1996, respectively, due to the reduced six month minimums. Sales to Planters during the six months period ended December 31, 1997 represented payments, in lieu of manufactured cases, at predetermined rates which are lower than the rates Planters paid for manufactured cases. Sales to Planters during the six months period ended December 31, 1996 represented manufactured cases.

     Gross profit increased 18% or $.87 million to $5.73 million for the six months ended December 31, 1997 versus $4.85 million in the corresponding period of 1996. Gross profit increased due to sales increases associated with Lincoln's branded products and new copacking business coupled with lower raw material costs which were partially offset by decreased Planters gross profits resulting from decreased case volume.

     Selling, general and administrative expenses increased 20% or $.72 million to $4.24 million for the six months ended December 31, 1997 versus $3.52 million the same period in 1996. These expenses increased during this period primarily due to increased consumer promotions.

     Net Planters Other Income of $1.38 million represents Planters compensation of $1.88 million to the Company for failing to achieve certain sales levels during the calendar year ending December 31, 1997 which was partially offset by approximately $.50 million in non-recurring charges associated with initial efforts to rebuild the Fiddle Faddle brand.

     The increase in gross profit coupled with Net Planters Other Income and the decrease in interest expense was partially offset by the increase in selling, general and administrative expenses and resulted in an increase in the net income of $1.58 million to $2.79 million for the six months ended December 31, 1997 versus $1.21 million in the corresponding period in 1996.


Liquidity and Capital Resources
--------------------------------

     As of December 31, 1997, the Company had working capital of $4.92 million compared to a working capital of $2.04 million at June 30, 1997 (the Company's fiscal year end), an increase in working capital of $2.87 million. The increase in working capital is primarily attributable to the Company's net profit of $2.79 million for the six months ended December 31, 1997.

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

                                              Six Months Ended
                                          ----------------------------
                                           December 31,   December 31,
                                               1997           1996
                                          ----------------------------
                                                 (in thousands)
Net cash provided by operating
 activities                                 $ 2,566      $    997

Net cash provided by (used in)
 investing activities                          (256)          276

Net cash used in financing activities             0         (1,216)


     Net cash provided by operating activities increased to $2.57 million during the six months ended December 31, 1997 compared to $1.0 million in 1996. The increase is primarily due to an increase in net income of $1.58 million for the six months ended December 31, 1997 versus December 31, 1996. The increase in cash provided from increased net income is partially offset by an increase in accounts receivable due to the timing of sales coupled with an increase in accounts payable due to the timing of expenses.

     Net cash used in investing activities of $.26 million for the six months ended December 31, 1997 represents capital expenditures. Net cash provided by investing activities of $.28 million during the six months ended December 31, 1996 represents proceeds from the sale of land and is partially offset by capital expenditures.

     No cash was used in or provided by financing activities for the six months ended December 31, 1997. Net cash used in financing activities for the period ended December 31, 1996 was $1.2 million, which consisted of revolver repayments under its credit agreement of $.56 million and term loan repayments of $.66 million.


ITEM 3.  -    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not Applicable.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                          Not Applicable

Item 2.   Changes in Securities                      Not Applicable

Item 3.   Defaults Upon Senior Securities            Not Applicable

Item 4.   Submission of Matters
          to a Vote of Security Holders

          The Annual Meeting of the Shareholders of the Registrant was held on November 20, 1997, pursuant to notice, at which meeting the following persons were elected directors of the Registrant to hold office until the next Annual Meeting of Stockholders and until their respective successors are duly elected and qualified, and who received the number of votes indicated opposite their names:


          NAME:              NUMBER OF VOTES FOR:   NUMBER OF VOTES WITHHELD:
          ----------------   --------------------   -------------------------
          Karen Brenner           5,923,613                 15,600
          C. Larry Davis          5,932,713                  6,500
          Alexander P. Lynch      5,932,713                  6,500
          James G. Niven          5,932,713                  6,500


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

              (4)   Not Applicable

              (10)  (a) Amendment No. 8 dated January 13, 1998 To
                        Revolving Credit, Term Loan and Security
                        Agreement.

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


February 10, 1998       Lincoln Snacks Company
                        (Registrant)

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