Form 10-Q
period 1998-03-31
LINCOLN SNACKS CO
filed 1998-05-11
CIK 914642

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                     ----------------------

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1998

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

                                        Yes    X     No

The number of shares of the issuer's Common Stock, $.01 par value, outstanding on May 6, 1998 was 6,331,790 shares.

                     LINCOLN SNACKS COMPANY
                       INDEX TO FORM 10-Q

                                                           PAGE

Part I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

          Balance Sheets as of March 31, 1998
          and June 30, 1997                                   3-4

          Statements of Operations for the
          three months ended March 31, 1998
          and March 31, 1997                                  5

          Statements of Operations for the
          nine months ended March 31, 1998
          and March 31, 1997                                  6

          Statements of Changes in Stockholders'
          Equity for the nine months ended
          March 31, 1998 and March 31, 1997                     7

          Statements of Cash Flows for the
          nine months ended March 31, 1998
          and March 31, 1997                                  8

          Notes to Financial Statements                      9-11

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                        12-16

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE
          ABOUT MARKET RISK                                    16

Part II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS                                    17

Item 2.   CHANGES IN SECURITIES                                17

Item 3.   DEFAULTS UPON SENIOR SECURITIES                      17

Item 4.   SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY HOLDERS                                17

Item 5.   OTHER INFORMATION                                    17

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                     17

SIGNATURES                                                     18

                     LINCOLN SNACKS COMPANY

                         BALANCE SHEETS

                             ASSETS

             AS OF MARCH 31, 1998 AND JUNE 30, 1997


                                            March 31,       June 30,
                                              1998            1997
                                           -----------   ------------
           ASSETS                          (Unaudited)

CURRENT ASSETS:
  Cash                                     $  4,141,233   $  1,606,357
  Accounts receivable (net of allowance
  for doubtful accounts and cash discounts
  of $331,518 and $237,778 respectively)      1,757,859      1,951,937
  Inventories                                 2,604,786      1,680,253
  Prepaid and other current assets               39,331         29,023
                                           ------------   ------------
Total current assets                          8,543,209      5,267,570

PROPERTY, PLANT AND EQUIPMENT:

  Land                                          370,000        370,000
  Building and leasehold improvements         1,780,742      1,526,705
  Machinery and equipment                     4,881,709      4,800,284
  Construction in process                       122,030        122,319
                                           ------------   ------------
                                              7,154,481      6,819,308

  Less: accumulated depreciation
   and amortization                          (2,712,281)    (2,263,689)
                                           ------------   ------------
                                              4,442,200      4,555,619

INTANGIBLE AND OTHER ASSETS,
net of accumulated amortization of
$777,003 and $667,111                         3,956,479      3,466,371
                                           ------------   ------------
TOTAL ASSETS                               $ 16,941,888   $ 13,289,560
                                           ============   ============

         The accompanying notes to financial statements are an integral part of these balance sheets.

                     LINCOLN SNACKS COMPANY

                         BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY

             AS OF MARCH 31, 1998 AND JUNE 30, 1997

                                            March 31,       June 30,
                                              1998            1997
                                          ------------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY      (Unaudited)

CURRENT LIABILITIES:
  Short term note                          $    458,333    $         0
  Accounts payable                            1,400,007      1,357,170
  Accrued expenses                            1,181,779      1,178,601
  Accrued trade promotions                    1,399,260        675,585
  Deferred gain-short term                       13,434         13,434
                                           ------------   ------------
Total current liabilities                     4,452,813      3,224,790

Deferred Gain                                   106,093        115,784
                                           ------------   ------------
TOTAL LIABILITIES                             4,558,906      3,340,574
                                           ------------   ------------
COMMITMENTS

STOCKHOLDERS' EQUITY:

  Common stock, $0.01 par value,
   20,000,000 shares authorized,
   6,450,090 shares issued at
   March 31, 1998 and June 30, 1997              64,501         64,501
  Special stock, $0.01 par value, 300,000
   shares authorized, none outstanding                0              0
  Additional paid-in capital                 18,010,637     18,010,637
  Accumulated deficit                       ( 5,666,130)   ( 8,100,126)
  Less: cost of common stock in
   treasury 118,300 shares                      (26,026)       (26,026)
                                           ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                   12,382,982      9,948,986
                                           ------------   ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       $ 16,941,888   $ 13,289,560
                                           ============   ============

         The accompanying notes to financial statements are an integral part of these balance sheets.

                     LINCOLN SNACKS COMPANY

                    STATEMENTS OF OPERATIONS

  FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997


                                               1998           1997
                                          -------------   -------------
                                           (Unaudited)     (Unaudited)

NET SALES                                  $  4,623,716    $ 4,309,514

COST OF SALES                                 3,386,474      3,396,964
                                           ------------   ------------
  Gross profit                                1,237,242        912,550

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                       1,632,009        870,563
                                           ------------   ------------
  Income (loss) from operations                (394,767)        41,987

Interest (Income) Expense                       (51,605)        16,292
Other Income                                          0         (1,554)
                                           ------------   ------------
  Income (loss) before provision
   for income taxes                            (343,162)        27,249

PROVISION FOR INCOME TAXES                       10,000         10,000
                                           ------------   ------------
  Net income (loss)                         $  (353,162)   $    17,249
                                           ============   ============
BASIC AND DILUTED
NET INCOME (LOSS) PER SHARE                  $    (0.06)    $     0.003
                                           ============   =============
BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                            6,331,790      6,331,790
                                           ============   ============

         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY

                    STATEMENTS OF OPERATIONS

   FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

                                               1998           1997
                                          ------------   -------------
                                     (Unaudited)       (Unaudited)

NET SALES                                  $ 17,495,477   $ 18,424,690

COST OF SALES                                10,532,280     12,658,925
                                           ------------   ------------
  Gross profit                                6,963,197      5,765,765

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                       5,873,073      4,390,220
                                           ------------   ------------
  Income from operations                      1,090,124      1,375,545

Net Planters Other Income                    (1,376,000)             0
Interest (Income) Expense                       (87,313)       124,786
Other (Income) Expense                           19,441         (1,554)
                                           ------------   ------------
  Income before provision
   for income taxes                           2,533,996      1,252,313

PROVISION FOR INCOME TAXES                      100,000         30,000
                                           ------------   ------------
  Net income                                $ 2,433,996    $ 1,222,313
                                           ============   ============

BASIC AND DILUTED
NET INCOME PER SHARE                        $      0.38    $      0.19
                                           ============   ============
BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                            6,331,790      6,331,790
                                           ============   ============

         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY

          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

   FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

                           (UNAUDITED)

                 Common      Special    Paid In   Accumulated     Treasury
                 Stock       Stock     Capital     Deficit        Stock

June 30, 1996    $64,501        $0   $18,010,637   ($9,542,721)   ($26,026)

Net income                                           1,222,313
                 -------   -------   -----------   -----------   ----------

March 31, 1997   $64,501        $0  $18,010,637   $( 8,320,408)    $(26,026)
                 =======   =======  ===========   ============   ==========

June 30, 1997    $64,501        $0  $18,010,637   ($ 8,100,126)    ($26,026)

Net income                                           2,433,996
                 -------   -------  -----------   ------------   ----------

March 31, 1998   $64,501        $0  $18,010,637   $( 5,666,130)    $(26,026)
                 =======   =======  ===========   ============   ==========


         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY
                    STATEMENTS OF CASH FLOWS
   FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

                                               1998           1997
                                          -------------   ------------
                                          (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                $ 2,433,996    $ 1,222,313
  Adjustments to reconcile net income
  to cash provided by operating activities:
    Depreciation and amortization               558,484        617,584
    Allowance for doubtful accounts and
     cash discounts, net                         48,207         43,740

  Changes in Assets and Liabilities:
    Decrease in accounts receivable             623,179        370,644
    (Increase) decrease in inventories         (701,681)       254,732
    (Increase) decrease in prepaid and
     other current assets                       (10,308)        35,741
    Increase (decrease) in accounts
      payable and accrued expenses              759,999       (722,076)
                                           ------------   ------------
  Net cash provided by
   operating activities                       3,711,876      1,822,678
                                           ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                       (335,173)      (148,071)
    Proceeds from sale of land                        0        369,218
    Acquisition (net of cash)                  (800,160)             0
                                           ------------   ------------
  Net cash provided by (used in)
    investing activities                     (1,135,333)       221,147
                                          -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Borrowings (repayments) under
    revolver, net                                     0       (556,115)
    Repayments under term loan                        0       (859,703)
    Repayments under short term note            (41,667)             0
                                          -------------   ------------
  Net cash used in
   financing activities                         (41,667)    (1,415,818)
                                          -------------   ------------
  Net increase in cash                        2,534,876        628,007

CASH, beginning of period                     1,606,357         58,538
                                          -------------   ------------
CASH, end of period                        $  4,141,233   $    686,545
                                          =============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                            $          0   $    114,941
                                           ============   ============
  Income taxes paid                        $     80,715   $     17,751
                                           ============   ============

                     LINCOLN SNACKS COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 1998
                           (Unaudited)

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

(2)  Basis of Presentation:
     ----------------------
     The balance sheet as of March 31, 1998, and the related statements of operations for the three and nine months ended March 31, 1998 and March 31, 1997, changes in stockholders' equity and cash flows for the three and nine months ended March 31, 1998 and March 31, 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and March 31, 1997 have been made. During the interim periods reported on, the accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods and described in the Company's Annual Report on Form 10-K for the twelve months ended June 30, 1997 filed with the Securities and Exchange Commission on September 15, 1997 (the "Annual Report").

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements included in the Annual Report. The results of operations for the three and nine months ending March 31, 1998 and March 31, 1997 are not necessarily indicative of the operating results for the full year.

(3)  Acquisition:
     ------------
     On March 17, 1998, the Company acquired certain assets of Iroquois Popcorn Company ("Iroquois"), a private label manufacturer of caramelized popcorn, for approximately $1,300,000, of which $800,000 was paid in cash and $500,000 is a non-interest bearing note to be paid in equal monthly installments over a twelve month period commencing March 31, 1998. A contingent payment of up to $350,000 may be paid in the future if the Company maintains 70% of the volume of Iroquois' largest customer.

     The acquisition was accounted for as a purchase with the assets acquired recorded at their fair values at the date of acquisition. The excess of purchase price over net assets acquired is being amortized over a period of 10 years. The purchase price has been allocated as follows:

          Accounts receivable                 $ 477,000
          Inventory                             223,000
          Excess of purchase price over
            net assets acquired                 600,000


     The following is proforma information as if the Company's acquisition of Iroquois had occurred at the beginning of the respective fiscal periods. The incremental revenue reflected below consists primarily of sales to one customer. These results may not be indicative of what the actual results would have been or may be in the future.

                                       Nine Months Ended
                                   ------------------------------
                                       March 31,      March 31,
                                         1998           1997
                                   --------------   -------------
          Net sales                  $ 21,077,411   $ 21,118,706

          Net income                    3,251,210      1,616,433

          Net income per share             $ 0.51         $ 0.26


(4)  New Accounting Pronouncement:
     -----------------------------
     As required, during the interim period ended December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). This statement establishes standards for computing and presenting basic and diluted earnings per share.

     Options to purchase 662,550 shares of common stock were outstanding at March 31, 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

(5)  Credit Facility:
     ----------------
     The Company has a revolving credit facility, as amended, which provides for up to $4.0 million in revolver borrowings. No amounts were outstanding under the revolver as of March 31, 1998. This facility is collateralized by substantially all of the Company's assets. A term loan facility was extinguished upon the Company's final term loan payment in fiscal 1997.

(6)  Inventory:
     ----------
     Inventory consists of the following:

                                                March 31,       June 30,
                                                  1998            1997
                                               -----------   ------------
     Raw materials and supplies                $ 1,383,122    $ 1,293,280
     Finished goods                              1,221,664        386,973
                                               -----------   ------------
                                               $ 2,604,786    $ 1,680,253
                                               ===========   ============

(7)  Significant Customer:
     ---------------------
     On July 17, 1995, Planters Company, a unit of Nabisco, Inc. ("Planters"), began exclusively distributing the Company's Fiddle Faddle and Screaming Yellow Zonkers products (the "Products") pursuant to a distribution agreement dated June 6, 1995 (the "Distribution Agreement") for an initial term which was originally scheduled to expire on June 30, 1997 unless renewed for additional one year periods. The Distribution Agreement required Planters to purchase an annual minimum number of equivalent cases of the Products during the initial term.

     On February 28, 1997, the Company and Planters entered into an amendment to the Distribution Agreement (the "Amendment"), which was further modified on May 9, 1997 (the "Letter Agreement"), pursuant to which the exclusive distribution arrangement with respect to the Company's Fiddle Faddle product was extended for an additional six month period expiring on December 31, 1997, at which time the arrangement terminated. Effective January 1, 1998 and May 1, 1997, Planters ceased, and the Company resumed, marketing and distributing the Company's Fiddle Faddle and Screaming Yellow Zonkers products, respectively.

     The Amendment and Letter Agreement required Planters to purchase a specified number of manufactured cases of the Products and for Planters to compensate the Company for the remaining contract minimums for the twelve month period ended June 30, 1997. The Amendment and Letter Agreement required Planters to compensate the Company for contract minimums for the six month period ended December 31, 1997 (six month minimums). Planters compensated the Company in the six months ended December 31, 1997 for contract minimums, which were 27% less than case sales made to Planters for the six month period ended December 31, 1996.

     The Amendment also required Planters to compensate the Company in the event that certain sales levels were not achieved during the calendar year ending December 31, 1997. These sales levels were not achieved during the calendar year ending December 31, 1997 resulting in Planters compensating the Company $1.88 million which is partially offset on the Company's Statement of Operations by approximately $500,000 in non-recurring charges associated with initial efforts to rebuild the Fiddle Faddle brand ("Net Planters Other Income").

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

     There were no sales to Planters for the three months ended March 31, 1998. Net sales to Planters were 68% of net sales for the three months ended March 31, 1997. Net sales to Planters were 12% and 47% of net sales for the nine months period ended March 31, 1998 and March 31, 1997, respectively. Sales to Planters during the six months period ended December 31, 1997 represented payments, in lieu of manufactured cases, at predetermined rates which are lower than the rates Planters paid for manufactured cases. Sales to Planters during the quarter and the nine month period ended March 31, 1997 represented manufactured cases.

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

     On February 28, 1997, the Company and Planters entered into an amendment to the Distribution Agreement (the "Amendment"), which was further modified on May 9, 1997 (the "Letter Agreement"), pursuant to which the exclusive distribution arrangement with respect to the Company's Fiddle Faddle product was extended for an additional six month period expiring on December 31, 1997, at which time the arrangement terminated. Effective January 1, 1998 and May 1, 1997, Planters ceased, and the Company resumed, marketing and distributing the Company's Fiddle Faddle and Screaming Yellow Zonkers products, respectively.

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

     The Amendment also required Planters to compensate the Company in the event that certain sales levels were not achieved during the calendar year ending December 31, 1997. These sales levels were not achieved during the calendar year ending December 31, 1997 resulting in Planters compensating the Company $1.88 million which is partially offset on the Company's Statement of Operations by approximately $500,000 in non-recurring charges associated with initial efforts to rebuild the Fiddle Faddle brand ("Net Planters Other Income").

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

     There were no sales to Planters for the three months ended March 31, 1998. Net sales to Planters were 68% for the three months ended March 31, 1997. Net sales to Planters were 12% and 47% of net sales for the nine months period ended March 31, 1998 and March 31, 1997, respectively. Sales to Planters during the six months period ended December 31, 1997 represented payments, in lieu of manufactured cases, at predetermined rates which are lower than the rates Planters paid for manufactured cases. Sales to Planters during the quarter and the nine month period ended March 31, 1997 represented manufactured cases.

     Under the Agreement, which required Planters to purchase a minimum number of cases during the fiscal year, the Company sold the Products to Planters at a selling price which was reduced from the Company's historical customer selling prices. Planters in turn was responsible for the sales and distribution of the Products to its customers, therefore, the Company did not have any selling, marketing or distribution costs associated with these Products. The financial impact of the Agreement versus historical results was reflected in reductions in revenue and gross profit which were offset by reduced selling, marketing and distribution costs.

Three months ended March 31, 1998 versus March 31, 1997
-------------------------------------------------------
     Overall net sales increased 7% or $.31 million to $4.62 million for the quarter ended March 31, 1998 versus $4.31 million in the corresponding period of 1997. There were no sales to Planters for the three months ended March 31, 1998. Net sales to Planters were 68% of net sales for the three months ended March 31, 1997. The decrease in sales to Planters was offset by the Company's sales of Fiddle Faddle and newly secured copack and private label business. The Company resumed distribution of Fiddle Faddle on January 1, 1998 and made initial efforts during the quarter to reestablish distribution of Fiddle Faddle. The Company sold approximately half of the cases of Fiddle Faddle to its customers than the amount of cases sold to Planters under the Planters Agreement in the corresponding quarter of Fiscal 1997.

     Gross profit increased 36% or $.32 million to $1.24 million for the quarter ended March 31, 1998 versus $.91 million in the corresponding period of 1997. Gross profit increased due to new copacking business and increased selling prices to historical levels resulting from the Company resuming distribution of Fiddle Faddle. These increases were partially offset by decreased profits relating to the decline in Fiddle Faddle case volume.

     Selling, general and administrative expenses increased 87% or $.76 million to $1.63 million in the quarter ended March 31, 1998 versus $.87 million the same period in 1997. These expenses increased as a result of the Company resuming the marketing and distribution of Fiddle Faddle.

     The increase in gross profit was offset by the increase in selling, general and administrative expenses and resulted in a decrease in net income of $.37 million to a $.35 million net loss for the quarter ended March 31, 1998 versus a $.02 million net income in the corresponding period in 1997.

Nine months ended March 31, 1998 versus March 31, 1997
------------------------------------------------------
     Overall net sales decreased 5% or $.93 million to $17.50 million for the nine months ended March 31, 1998 versus $18.42 million in the corresponding
period  of  1997.   Sales  to  Planters,  excluding  Net Planters Other Income, represented 12% and 47% of net sales for the nine months ended March 31, 1998 and 1997, respectively, due to the reduced minimums for the six month period ended December 31, 1997 and the termination of the Planters Agreement on December 31, 1997. The decrease in sales to Planters was partially offset by the Company's sales of Fiddle Faddle and newly secured copack and private label business. The Company resumed distribution of Fiddle Faddle on January 1, 1998 and made initial efforts during the quarter to reestablish distribution of Fiddle Faddle. The Company sold approximately a third less cases of Fiddle Faddle to its customers and Planters in the nine months ended March 31, 1998 than the amount of cases sold to Planters under the Planters Agreement a year ago. Under the Planters Agreement for the six months ended December 31, 1997, Planters compensated the Company for lower minimums than the same period a year ago. Sales to Planters during the six months period ended December 31, 1997 represented payments, in lieu of manufactured cases, at predetermined rates which are lower than the rates Planters paid for manufactured cases. Sales to Planters during the six months period ended December 31, 1996 represented manufactured cases.

     Gross profit increased 21% or $1.20 million to $6.96 million for the nine months ended March 31, 1998 versus $5.77 million in the corresponding period of 1997. Gross profit increased due to new copacking business, increased selling prices to historical levels resulting from the Company resuming distribution of Fiddle Faddle and Screaming Yellow Zonkers, and lower raw material costs. These increases were partially offset by decreased Planters gross profits resulting from decreased case volume.

     Selling, general and administrative expenses increased 34% or $1.48 million to $5.87 million for the nine months ended March 31, 1998 versus $4.39 million for the same period in 1997. These expenses primarily increased during this period due to the Company resuming the marketing and distribution of the Fiddle Faddle and Screaming Yellow Zonkers business. In addition, expenses increased relating to consumer promotions for the Company's other branded products.

     Net Planters Other Income of $1.38 million represents Planters compensation of $1.88 million to the Company for failing to achieve certain sales levels during the calendar year ending December 31, 1997 which was partially offset by approximately $.50 million in non-recurring charges associated with initial efforts to rebuild the Fiddle Faddle brand.

     The increase in gross profit coupled with Net Planters Other Income and the decrease in interest expense was partially offset by the increase in selling, general and administrative expenses and resulted in an increase in the net income of $1.21 million to $2.43 million for the nine months ended March 31, 1998 versus $1.22 million in the corresponding period in 1997.

Liquidity and Capital Resources
-------------------------------
     As of March 31, 1998, the Company had working capital of $4.09 million compared to a working capital of $2.04 million at June 30, 1997 (the Company's fiscal year end), an increase in working capital of $2.05 million. The increase in working capital is primarily attributable to the Company's net profit of $2.43 million for the nine months ended March 31, 1998.

     The Company currently meets its short-term liquidity needs from its revolving credit facility which facility is secured by a first priority, perfected security interest in substantially all of the Company's existing and after-acquired assets. The Company presently believes that this facility is adequate to meet its needs for the next twelve months.

     Management continues to focus on increasing product distribution and continues to review all operating costs with the objective of increasing profitability and ensuring future liquidity. However, there can be no assurance that any of these objectives will be achieved in future periods. Although the Amendment contained provisions designed to effect a smooth transfer of the distribution of the Fiddle Faddle business back to the Company, there can be no assurance as to the long term effects of the transition. Management has secured new copack and private label business which partially offsets the decrease in Fiddle Faddle sales, however, there can be no assurance that this business will continue.

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

                                            Nine Months Ended
                                         ------------------------
                                            March 31,   March 31,
                                              1998        1997
                                            ---------   ---------
                                                (in thousands)
Net cash provided by operating
 activities                                  $ 3,712     $ 1,823

Net cash provided by (used in)
 investing activities                         (1,135)        221

Net cash used in financing activities            (42)     (1,416)


     Net cash provided by operating activities increased to $3.71 million during the nine months ended March 31, 1998 compared to $1.82 million in 1997. The increase is primarily due to an increase in net income of $1.21 million for the nine months ended March 31, 1998 versus March 31, 1997. The increase in net cash provided by operating activities also increased due to decreases in accounts receivables and increases in inventories due to the timing of sales coupled with an increase in accounts payable due to the timing of expenses.

     Net cash used in investing activities of $1.14 million for the nine months ended March 31, 1998 is comprised of the $.80 million acquisition of certain assets of Iroquois and $.33 million in capital expenditures. Net cash provided by investing activities of $.22 million during the nine months ended March 31, 1997 represents proceeds from the sale of land and is partially offset by capital expenditures.

     Net cash used in financing activities for the period ended March 31, 1998 represents payments under the short term note. Net cash used in financing activities for the period ended March 31, 1997 was $1.42 million, which consisted of revolver repayments under its credit agreement of $.56 million and term loan repayments of $.86 million.

Cautionary Statements
---------------------
     This Quarterly Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements regarding future financial condition and results of operations. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions are intended to identify forward-looking statements. Such statements involve certain risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual outcomes may vary materially from those indicated.


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

              (4)   Not Applicable

              (10)  (a) Amendment No. 9 dated March 11, 1998 To
                        Revolving Credit, Term Loan and Security
                        Agreement.

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



May 11, 1998            Lincoln Snacks Company
                        (Registrant)

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