Form 10-K
period 1998-06-30
LINCOLN SNACKS CO
filed 1998-09-22
CIK 914642

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 1998

                                  OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from------------to-----------.

                      Commission file number 0-23048

                        LINCOLN SNACKS COMPANY
        (Exact name of registrant as specified in its charter)
          Delaware                             47-0758569
  (State of incorporation)          (I.R.S. Employer Identification No.)

   4 High Ridge Park, Stamford, Connecticut                 06905
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (203) 329-4545

    Securities registered pursuant to Section 12(b) of the Act:
                                                Name of each exchange on
      Title of each class                           which registered
      -------------------                           ----------------

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
                                                                 Yes X   No
                                                                     --    --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on September 14, 1998, was approximately $2,753,106. On such date, the closing price of registrant's common stock was $1.813 per share. Solely for the purposes of this calculation, shares beneficially owned by directors, executive officers and stockholders of the registrant that beneficially own more than 10% of the registrant's voting stock have been excluded, except shares with respect to which such directors, officers and 10% beneficial owners disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by the registrant that such individuals are, in fact, affiliates of the registrant.

The number of shares of the registrant's Common Stock, $.01 par value, outstanding on September 14, 1998 was 6,331,790.

                    DOCUMENTS INCORPORATED BY REFERENCE:

To the extent specified, part III of this Form 10-K incorporates information by reference to the Registrant's definitive proxy statement for the 1998 Annual Meeting of Shareholders.

This Annual Report on Form 10-K contains, in addition to historical information, certain forward- looking statements regarding future financial condition and results of operations. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions are intended to identify forward-looking statements. Such statements involve certain risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual outcomes may vary materially from those indicated.

                                  PART I
                                  ------

Item 1.  Business
------   --------

(a)      General Development of Business
         -------------------------------

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

The Company was formed in August 1992, at which time, the Company acquired the business and certain assets of Lincoln Snacks Company, a division of Sandoz Nutrition Corporation, an indirect subsidiary of the Swiss-based drug, pharmaceutical and hospital care company, Sandoz Ltd. In March 1993, Carousel Nut Company, a newly formed wholly owned subsidiary of the Company ("Carousel"), acquired the business and certain assets of Carousel Nut Products, Inc., a producer and marketer of roasted, dry roasted, coated, raw and mixed nuts. In December 1993, Carousel was merged with and into the Company, and the operations of Carousel were integrated with the Company's plant in Lincoln, Nebraska in the first calendar quarter of 1994. In March, 1998, the Company acquired certain assets of Iroquois Popcorn Company ("Iroquois"), a private label manufacturer of caramelized popcorn. In June 1998 Brynwood Partners III, L.P. purchased a controlling interest in the Company from Noel Group, Inc. ("Noel").

The Company markets its Poppycock, Fiddle Faddle, Screaming Yellow Zonkers and nut products directly through independent brokers to grocery stores, supermarkets, convenience stores, drug stores, mass merchandise outlets, warehouse clubs, vending channels, military commissaries and other military food outlets, and other retailers.

Planters Company, a unit of Nabisco, Inc. ("Planters"), exclusively distributed the Company's Fiddle Faddle and Screaming Yellow Zonkers products, pursuant to a Distribution Agreement dated June 6, 1995 (the "Distribution Agreement"), for an initial term which was originally scheduled to expire on June 30, 1997. The Distribution Agreement required Planters to purchase an annual minimum number of equivalent cases of Fiddle Faddle and Screaming Yellow Zonkers during the initial term.

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

The Amendment and Letter Agreement required Planters to purchase a specified number of manufactured cases of the Products and for Planters to compensate the Company for the remaining contract minimums for the twelve month period ended June 30, 1997. The Amendment and Letter Agreement required Planters to compensate the Company for contract minimums for the six month period ended December 31, 1997 (six month minimums). Planters has compensated the Company for contract minimums, which were 27% less than case sales made to Planters for the six month period ended December 31, 1996.

(b)      Recent Developments
         -------------------

The Amendment required Planters to compensate the Company in the event that certain sales levels were not achieved during the calendar year ending December 31, 1997. These sales levels were not achieved during the calendar year ending December 31, 1997 resulting in Planters compensating the Company $1.9 million which is partially offset on the Company's Statement of Operations by approximately $500,000 in non-recurring charges associated with initial efforts to rebuild the Fiddle Faddle brand ("Net Planters Other Income").

Although the Amendment contains provisions designed to effect a smooth transfer of the distribution business back to the Company, there can be no assurance as to the long term effects of the transition. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

In July and October, 1997, the Company entered into five year Trademark License Agreements with Nabisco, Inc. granting the Company, subject to the terms of the License Agreements, the right to use, commencing January 1, 1998, certain Planters' trademarks in connection with the sales and marketing of the Company's Fiddle Faddle products in the United States and Canada.

Net sales to Planters were 9% and 47% of net sales for the twelve months period ended June 30, 1998 and June 30, 1997, respectively. Sales to Planters during the six months period ended December 31, 1997 represented payments, in lieu of manufactured cases, at predetermined rates which are lower than the rates Planters paid for manufactured cases.

(c)      Financial Information about Industry Segments
         ---------------------------------------------

The Company is engaged principally in one line of business: the manufacturing, marketing and distribution of pre-popped caramel popcorn.

(d)      Narrative Description of Business
         ---------------------------------

Products
--------
The Company manufactures and markets three nationally-recognized branded products. Poppycock is a premium priced mixture of nuts and popcorn in a deluxe buttery glaze. Fiddle Faddle is a more moderately priced brand of popcorn and peanut clusters with a candied glaze; a fat free version of Fiddle Faddle consists of popcorn with a caramel glaze. Screaming Yellow Zonkers is produced by coating popcorn clusters with a sweet buttery glaze. The Company manufactures private label caramel popcorn in addition to co-packing caramel popcorn. The Company also processes, markets and distributes nuts.

Marketing, Sales and Distribution
---------------------------------
Lincoln Snacks' brands are broadly distributed through grocery stores, supermarkets, convenience stores, drug stores, mass merchandise outlets, warehouse clubs, vending channels, military commissaries and other military food outlets, and other retailers. Selling responsibilities for Poppycock, Fiddle Faddle, Screaming Yellow Zonkers and the nut products in the U.S. are currently handled by five regional business managers located strategically across the U.S. These regional business managers manage approximately 80 brokers across the U.S. in all classes of trade. These brokers receive a commission on net sales plus incentive payments. The Company also has a business manager who manages all private label and contract manufacture accounts. Certain exports and large volume customers are handled directly by Lincoln Snacks' personnel. Pursuant to the Amendment, Lincoln Snacks resumed the sales and distribution of its Fiddle Faddle product as of January 1, 1998.

Seasonality
-----------
Sales of Lincoln Snacks' products are seasonal, peaking during the third and fourth calendar quarters.

Competition
-----------
Lincoln Snacks' primary products participate in the pre-popped caramel popcorn segment of the snack food market. Poppycock competes with other premium quality snack products, while Fiddle Faddle and Screaming Yellow Zonkers compete directly with Crunch N' Munch (International Home Foods, Inc., Food Division), Cracker Jack (Frito Lay, Inc.) Orville Redenbacher (Hunt Wesson) and a number of other regional and local brands. The Company's products also compete indirectly with traditional confections and other snack food products.

Significant Customers
---------------------
In the fiscal year ended June 30, 1998, the Company copacked product for Golden Valley Microwave Foods and made sales to Wal-Mart representing 18% and 12% of the Company's sales, respectively. Although the Company believes its relationship with these customers to be good, the loss of such customers could have a material adverse effect on the Company.

Raw Materials and Manufacturing
-------------------------------
Substantially all of the raw materials used in Lincoln Snacks' production process are commodity items, including corn syrup, butter, margarine, brown and granulated sugar, popcorn, various nuts and oils. These commodities are purchased directly from various suppliers. The Company believes that such materials are in good supply and are available from multiple sources.

The manufacturing facility located in Lincoln, Nebraska includes, among other things, continuous process equipment for enrobing popcorn and nuts, as well as four distinct high speed filling and packing lines for canisters, jars, single serving packs and bag-in-box packages. The manufacturing and packaging equipment is sufficiently flexible to allow for the manufacture of other similar product lines or packaging formats. The facility is being operated at an overall rate varying from approximately 37% to 81% of capacity depending on the season. Lincoln Snacks' management believes that the facility is generally in good repair and does not anticipate capital expenditures other than normal maintenance and selected equipment modernization programs.

Trademarks
----------
Poppycock, Fiddle Faddle and Screaming Yellow Zonkers are registered trademarks of Lincoln Snacks. The Company believes all its trademarks enjoy a strong market reputation denoting high product quality.

In July and October, 1997, the Company entered into five year Trademark License Agreements with Nabisco, Inc. granting the Company, subject to the terms of the License Agreements, the right to use, commencing January 1, 1998, certain Planters' trademarks in connection with the sales and marketing of the Company's Fiddle Faddle products in the United States and Canada.

Governmental Regulation
-----------------------
The production, distribution and sale of the Company's products are subject to the Federal Food, Drug and Cosmetic Act; the Occupational Safety and Health Act; the Lanham Act; various federal environmental statutes; and various other federal, state and local statutes regulating the production, packaging, sale, safety, advertising, ingredients and labeling of such products. Compliance with the above described governmental entities and regulations have not had and are not anticipated to have a material adverse effect on the Company's capital expenditures, earnings or competitive position.

Employees
---------
As of June 30, 1998, Lincoln Snacks had 93 full-time employees and 2 part-time employees. Employment at the Lincoln plant varies according to weekly and seasonal production needs, and averaged approximately 90 employees during fiscal 1998. None of Lincoln Snacks' work force is unionized.
Lincoln Snacks' management believes that Lincoln Snacks' relationship with its employees is good.

(e)      Financial Information about Foreign and Domestic Operations and
         ---------------------------------------------------------------
         Export Sales
         ------------

Foreign operations accounted for less than 10% the Company's sales, assets and net income in each of the Company's last three fiscal years.

Item 2.  Properties.
------   ----------

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

The Company believes its properties are sufficient for the current and anticipated needs of its business.

Item 3.  Legal Proceedings.
------   -----------------

The Company is not involved in any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

       Not Applicable.


                                    PART II
                                    -------
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------   ---------------------------------------------------------------------

     A. Market Information.
        ------------------

The shares of Common Stock of the Company are traded on the NASDAQ Stock Market (Small Cap) under the symbol "SNAX". The range of high and low reported sales prices for the Common Stock as reported by NASDAQ for each full quarterly period within the two most recent fiscal years were as follows:

                                       Fiscal Year            Fiscal Year
                                          Ended                  Ended
                                      June 30, 1997          June 30, 1998
                                      -------------          -------------
                                      High      Low          High      Low
First Fiscal Quarter                 $1 1/2    $1 1/8      $1 13/16   $1 1/8
Second Fiscal Quarter                 1 3/4     1           2          1 3/8
Third Fiscal Quarter                  1 7/8     1           2  5/8     1 1/2
Fourth Fiscal Quarter                 1 9/16      7/8       2  3/8     1 3/4


The public market for Common Stock is limited, and the foregoing quotations should not be taken as necessarily reflective of prices which might be obtained in actual market transactions or in transactions involving substantial numbers of shares.

     B. Holders.
        -------

 On September 14, 1998, as reported by the Company's transfer agent, shares of Common Stock were held by 34 persons, based on the number of record holders, including several holders who are nominees for an undetermined number of beneficial owners.

     C. Dividends.
        ---------

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

Item 6.  Selected Financial Data
------   -----------------------

                                                      (In thousands, except per share data)

                                        12 Months     12 Months     12 Months     12 Months     12 Months
                                          Ended         Ended         Ended         Ended         Ended
                                         June 30,      June 30,      June 30,      June 30,      June 30,
                                          1994          1995          1996          1997          1998
                                        ---------     ---------     ---------     ---------     ---------
  Statement of Operations Data:
  Net sales                             $29,497       $27,136       $23,846(F2)   $23,102(F2)   $24,278(F3)
  Gross profit                           10,320        10,916         6,621(F2)     7,576(F2)     8,872(F3)
  Income (loss) from operations          (5,003)       (1,082)(F1)      897         1,609           292(F4)
  Net income (loss) prior to
  dividends on preferred stock           (5,810)       (1,602)(F1)      511         1,443         1,667(F5)
  Basic and diluted net income
  (loss) per common share                ($1.41)        ($.25)(F1)     $.08          $.23          $.26
  Weighted average number of
  shares outstanding
     Basic                                4,113         6,340         6,335         6,332         6,332
     Diluted                              4,113         6,340         6,335         6,332         6,342

                                         June 30,      June 30,      June 30,      June 30,      June 30,
                                          1994          1995          1996          1997          1998
                                        ---------     ---------     ---------     ---------     ---------
  Balance Sheet Data
  Working capital (deficit)             $   327       $  (691)      $  (237)      $ 2,042       $ 3,500
  Total assets                           16,318        13,850        13,979        13,290        16,073
  Total long term debt                    1,909         1,109           309            --            --
  Stockholders' equity                    9,354         7,985         8,506         9,949        11,616


    <F1>  Amount includes a non-recurring charge of $726,000 (or $.11 per share) relating to the Distribution Agreement with Planters.

    <F2>  The financial impact of the Planters Distribution Agreement versus historical results was reductions in revenue and gross profit which were offset by reduced selling, marketing and distribution costs. Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations.

    <F3>  The financial impact of the termination of the Planters Distribution
          Agreement on December 31, 1998 versus Fiscal 1996 and Fiscal 1997 was an increase in revenue and gross profit which were offset by increased selling, distribution and marketing costs. Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations.

    <F4>  Amount includes a non-recurring charge of $484,000 (or $.08 per share) which represents severance and other compensation costs in connection with the resignation of the Company's former Chairman and Chief Executive Officer.

    <F5>  Amount includes Net Planters Other Income of $1.4 million.


Item 7.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
         Results of Operations
         ---------------------

Introduction
------------
The Company's net sales are subject to significant seasonal variation, with results from operations fluctuating due to these trends. This seasonality is due to customers' buying patterns of Poppycock and nut products during the traditional holiday season. As a result, third and fourth calendar quarter sales account for a significant portion of the Company's annual sales.

On July 17, 1995, Planters Company, a unit of Nabisco, Inc. ("Planters"), began exclusively distributing the Company's Fiddle Faddle and Screaming Yellow Zonkers products (the "Products") pursuant to a distribution agreement dated June 6, 1995 (the "Distribution Agreement") for an initial term which was originally scheduled to expire on June 30, 1997. The Distribution Agreement required Planters to purchase an annual minimum number of equivalent cases of the Products during the initial term.

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

The Amendment and Letter Agreement required Planters to purchase a specified number of manufactured cases of the Products and for Planters to compensate the Company for the remaining contract minimums for the twelve month period ended June 30, 1997. The Amendment and Letter Agreement required Planters to compensate the Company for contract minimums for the six month period ended December 31, 1997 (six month minimums). Planters has compensated the Company for contract minimums, which were 27% less than case sales made to Planters for the six month period ended December 31, 1996.

The Amendment also required Planters to compensate the Company in the event that certain sales levels were not achieved during the calendar year ending December 31, 1997. These sales levels were not achieved during the calendar year ending December 31, 1997 resulting in Planters compensating the Company $1.9 million which is partially offset on the Company's Statement of Operations by approximately $500,000 in non-recurring charges associated with initial efforts to rebuild the Fiddle Faddle brand ("Net Planters Other Income").

Although the Amendment contains provisions designed to effect a smooth transfer of the distribution business back to the Company, there can be no assurance as to the long term effects of the transition.

In July and October, 1997, the Company entered into five year Trademark License Agreements with Nabisco, Inc. granting the Company, subject to the terms of the License Agreements, the right to use, commencing January 1, 1998, certain Planters' trademarks in connection with the sales and marketing of the Company's Fiddle Faddle products in the United States and Canada.

Net sales to Planters were 9% and 47% of net sales for the twelve months period ended June 30, 1998 and June 30, 1997, respectively. Sales to Planters during the six months period ended December 31, 1997 represented payments, in lieu of manufactured cases, at predetermined rates which are lower than the rates Planters paid for manufactured cases. As a result of the termination of the Distribution Agreement, sales to Planters ceased as of January 1, 1998.

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

Upon the termination of the Agreement on December 31, 1998, the Company resumed distribution of Fiddle Faddle at its historical selling prices.
The financial impact of the termination of the Agreement versus the results under the Agreement was reflected in an increase in revenue which was offset by increased selling, marketing and distribution costs.

Twelve months ended June 30, 1998 versus June 30, 1997
------------------------------------------------------
Overall net sales increased 5% or $1.2 million to $24.3 million for the twelve months ended June 30, 1998 versus $23.1 million in the corresponding period of 1997. The sales increase is attributable to newly secured copack and private label business which was partially offset by declines in sales of Fiddle Faddle. The Company sold 34% fewer cases of Fiddle Faddle to its customers and Planters in the twelve months ended June 30, 1998 than the number of cases sold to Planters under the Planters Agreement a year ago. Sales to Planters, excluding Net Planters Other Income, represented 9% and 47% of net sales for the twelve months ended June 30, 1998 and 1997, respectively. The termination of the Planters Agreement on December 31, 1997, in addition to reduced minimums and sales rates for the six month period ended December 31, 1997, resulted in the sales decline to Planters. Sales to Planters during the six months period ended December 31, 1997 represented payments, in lieu of manufactured cases, at predetermined rates which are lower than the rates Planters paid for manufactured cases during the corresponding period in 1996. The sales declines are partially offset by the Company resuming distribution of Fiddle Faddle in January 1998 at historical selling prices which are higher than its selling prices to Planters.

Gross profit increased 17% or $1.3 million to $8.9 million for the twelve months ended June 30, 1998 versus $7.6 million in the corresponding period of 1997. Gross profit increased due to new copack and private label business, increased selling prices to historical levels resulting from the Company resuming distribution of Fiddle Faddle, and lower raw material costs. These increases were partially offset by decreased Fiddle Faddle gross profits resulting from decreased case volume.

Selling, general and administrative expenses increased 42% or $2.4 million to $8.1 million for the twelve months ended June 30, 1998 versus $5.7 million for the same period in 1997. These expenses primarily increased during this period due to the Company resuming the marketing and distribution of the Fiddle Faddle and Screaming Yellow Zonkers business. In addition, expenses increased relating to consumer promotions for the Company's other branded products.

The non-recurring charge of $.5 million represents severance and other compensation costs in connection with the resignation of the Company's former Chairman and Chief Executive Officer.

Net Planters Other Income of $1.4 million represents Planters compensation of $1.9 million to the Company for failing to achieve certain sales levels during the calendar year ending December 31, 1997 which was partially offset by approximately $.5 million in non-recurring charges associated with initial efforts to rebuild the Fiddle Faddle brand.

The increase in gross profit was offset by increases in selling, general and administrative expenses and a non-recurring charge resulting in a decline of $1.3 million in income from operations. The decline in income from operations was offset by Net Planters Other Income and interest income resulting in an increase in net income of $.2 million to $1.7 million for the twelve months ended June 30, 1998 versus $1.4 million in the corresponding period in 1997.

Twelve months ended June 30, 1997 versus June 30, 1996
------------------------------------------------------
Net sales decreased 3% or $.7 million to $23.1 million for the twelve months ended June 30, 1997 versus $23.8 million in the corresponding period of 1996. Sales to Planters and of the Company's other branded product increased for the twelve months period ended June 30, 1997 versus the same period in 1996. Such increases were offset by declines in the Company's Nut Division ("Nut Division") sales. Sales to Planters represented 47% and 43% of net sales for the twelve months ended June 30, 1997 and June 30, 1996, respectively.

Gross profit increased 14% or $1.0 million to $7.6 million for the twelve months ended June 30, 1997 versus $6.6 million in the corresponding period of 1996. The gross profit increase is the result of increased sales to Planters and of the Company's other branded product and increased manufacturing efficiencies. These increases were partially offset by a decrease in Nut Division gross profits resulting from declines in sales.

Selling, general and administrative expenses remained equal to a year ago of $5.7 million for the twelve months ended June 30, 1997.

The increase in gross profit and the decrease in interest expense, resulted in an increase in net income of $.9 million to $1.4 million for the twelve months ended June 30, 1997 versus $.5 million in the corresponding period in 1996.

Twelve months ended June 30, 1996 versus June 30, 1995
------------------------------------------------------
Net sales decreased 12% or $3.3 million to $23.9 million for the twelve months ended June 30, 1996 versus $27.1 million in the corresponding period of 1995. Combined case sales of Fiddle Faddle and Screaming Yellow Zonkers related to the Distribution Agreement were 38% higher than the corresponding period in 1995 while revenue dollars declined $2.0 million primarily due to the lower selling prices resulting from the Distribution Agreement. Lincoln Snacks' sales, excluding sales relating to the Distribution Agreement, decreased 8% or $1.3 million versus the same period in 1995 primarily due to a decline in export sales attributable to changing market conditions in the Far East and a decrease in liquidation sales.

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

Liquidity and Capital Resources
-------------------------------
As of June 30, 1998, the Company had working capital of $3.5 million compared with a working capital of $2.0 million at June 30, 1997, an increase of $1.5 million. The increase in working capital is primarily attributable to a $3.5 million increase in net cash provided by operations which was partially offset by the acquisition of certain assets of Iroquois Popcorn Company, capital expenditures and note payable repayments.

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


                                                      Twelve Months Ended
                                                      -------------------
                                                        (in thousands)

                                              June 30, 1998      June 30, 1997
                                              --------------------------------
Cash provided by operating activities              $ 3,508            $ 3,141
Cash provided by (used in) investing activities     (1,222)                72
Cash used in financing activities                     (167)            (1,665)


Cash provided by operating activities increased to $3.5 million during the twelve months ended June 30, 1998 compared to $3.1 million in 1997. The increase in cash provided by operating activities is primarily due to the increase in the Company's net profit of $.2 million.

Net cash used in investing activities of $1.2 million for the twelve months ended June 30, 1998 is primarily comprised of the $.8 million acquisition of certain assets of Iroquois and $.5 million in capital expenditures. Net cash provided by investing activities of $.7 million during the twelve months ended June 30, 1997 represents proceeds from the sale of land and is partially offset by capital expenditures.

Net cash used in financing activities for the period ended June 30, 1998 represents payments under the short term note relating to the Iroquois Acquisition. Net cash used in financing activities for the period ended June 30, 1997 was $1.7 million, which consisted of revolver repayments under its credit agreement of $.6 million and term loan repayments of $1.1 million. In December 1993, the Company entered into a bank loan agreement, as amended, which provides for up to $4.0 million in revolver borrowings. The Company believes that cash flow from operations and available cash and revolver borrowings are adequate to fund the Company's operations for the foreseeable future.

Y2K Disclosure
--------------
The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs, and although the Company has not completed its assessment, it currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
-------   ---------------------------------------------------------

Not Applicable

Item 8.  Financial Statements and Supplementary Data
------   -------------------------------------------

The financial information required by Item 8 is included elsewhere in this report. See Part IV, Item 14.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure
         --------------------

None.


                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
-------   --------------------------------------------------

The Company's definitive Proxy Statement to be issued in conjunction with the 1998 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.  Executive Compensation
-------   ----------------------

The Company's definitive Proxy Statement to be issued in conjunction with the 1998 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
-------   --------------------------------------------------------------

The Company's definitive Proxy Statement to be issued in conjunction with the 1998 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
-------   ----------------------------------------------

The Company's definitive Proxy Statement to be issued in conjunction with the 1998 Annual Meeting of Shareholders is incorporated herein by reference.


                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------   ----------------------------------------------------------------

(a)      (1)  Financial Statements.
              ---------------------

         The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this annual report

         (2)  Exhibits.
              ---------

         Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)      Reports on Form 8-K.
         --------------------

         On June 16, 1998 the Company filed a Current Report on Form 8-K with respect to a Change of Control of the Registrant.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LINCOLN SNACKS COMPANY
                                         (Registrant)


                                     By: /s/ R. Scott Kirk
                                         -----------------
                                         R. Scott Kirk
                                         President and Chief Operating Officer

                                     Date:  September 22, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Kristine A. Crabs                                       September 22, 1998
--------------------------------------------------------
Kristine A. Crabs
Vice President and Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)


/s/ Hendrik J. Hartong, Jr.                                 September 22, 1998
--------------------------------------------------------
Hendrik J. Hartong, Jr.
Director


/s/ John T. Gray                                            September 22, 1998
--------------------------------------------------------
John T. Gray
Director


/s/ C. Alan MacDonald                                       September 22, 1998
--------------------------------------------------------
C. Alan MacDonald
Director


/s/ Ian B. MacTaggart                                       September 22, 1998
--------------------------------------------------------
Ian B. MacTaggart
Director

                          LINCOLN SNACKS COMPANY
                          ----------------------

                      INDEX TO FINANCIAL STATEMENTS
                    -----------------------------

Financial Statements:                                                 Page(s)
                                                                      -------
Report of Independent Public Accountants                                  F-1
Balance Sheets as of June 30, 1998 and 1997                        F-2 to F-3
Statements of Operations for the Years Ended
     June 30, 1998, 1997 and 1996                                         F-4
Statements of Changes in Stockholders' Equity
     for the Years Ended June 30, 1998, 1997 and 1996                     F-5
Statements of Cash Flows for the Years Ended
     June 30, 1998, 1997 and 1996                                  F-6 to F-7
Notes to Financial Statements                                      F-8 to F-18

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Lincoln Snacks Company:

We have audited the accompanying balance sheets of Lincoln Snacks Company
(a Delaware corporation) as of June 30, 1998 and 1997, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended June 30, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Snacks Company as of June 30, 1998 and 1997, and the results of its operations and its cash flows for the years ended June 30, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.


                                            /s/ Arthur Andersen LLP
                                            -----------------------
                                            ARTHUR ANDERSEN LLP


Stamford, Connecticut,
August 5, 1998

                                                   LINCOLN SNACKS COMPANY
                                                   ----------------------
                                                       BALANCE SHEETS
                                                       --------------
                                                          ASSETS
                                                          ------
                                                   JUNE 30, 1998 AND 1997
                                                   ----------------------

                                                    June 30,         June 30,
                                                       1998             1997
                                               -------------   --------------
                          ASSETS
                          ------
CURRENT ASSETS:
  Cash                                           $ 3,726,400      $ 1,606,357
  Accounts receivable, net of allowances
    for doubtful accounts and cash
    discounts of $322,509 and $237,778             1,703,427        1,951,937
  Inventories                                      2,363,287        1,680,253
  Prepaid and other current assets                    61,557           29,023
                                                ------------      ------------
        Total current assets                       7,854,671        5,267,570
                                                ------------      ------------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                               370,000          370,000
  Building and leasehold improvements              1,782,992        1,526,705
  Machinery and equipment                          5,023,795        4,800,284
  Construction in process                             13,093          122,319
                                                ------------      ------------
                                                   7,189,880        6,819,308
  Less-accumulated depreciation                   (2,877,571)      (2,263,689)
                                                ------------      ------------
                                                   4,312,309        4,555,619
INTANGIBLE AND OTHER ASSETS, net of
  accumulated amortization of
  $826,967 and $667,111                            3,906,515        3,466,371
                                                ------------      ------------
        Total assets                             $16,073,495      $13,289,560
                                                 ===========      ============

                               The accompanying notes to financial statements
                                are an integral part of these balance sheets.

                                              LINCOLN SNACKS COMPANY
                                              ----------------------
                                                  BALANCE SHEETS
                                                  --------------
                                         LIABILITIES AND STOCKHOLDERS' EQUITY
                                         ------------------------------------
                                              JUNE 30, 1998 AND 1997
                                              ----------------------

                                                    June 30,         June 30,
                                                       1998             1997
                                               -------------    -------------
                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                $ 1,197,444     $ 1,357,170
  Accrued expenses                                  1,381,928       1,178,601
  Accrued trade promotions                          1,428,669         675,585
  Deferred gain-short term (Note 9)                    13,434          13,434
  Current portion of note payable                     333,333              --
                                                -------------    -------------
        Total current liabilities                   4,354,808       3,224,790
DEFERRED GAIN - LONG TERM (Note 9)                    102,863         115,784
                                                -------------    -------------
        Total liabilities                           4,457,671       3,340,574
                                                -------------    -------------
COMMITMENTS (Notes 7 and 10)

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value,
    20,000,000 shares authorized,
    6,450,090 outstanding
    at June 30, 1998 and 1997                          64,501          64,501
  Special stock, $0.01 par value,
  300,000 shares authorized,
  none outstanding                                         --              --
  Additional paid-in capital                       18,010,637      18,010,637
  Accumulated deficit                              (6,433,288)     (8,100,126)
                                                -------------    -------------

                                                   11,641,850       9,975,012
  Less - cost of common stock in treasury;
  118,300 shares at June 30, 1998 and 1997            (26,026)        (26,026)
                                                -------------    -------------
   Total stockholders' equity                      11,615,824       9,948,986
                                                -------------    -------------
   Total liabilities and stockholders' equity     $16,073,495     $13,289,560
                                                 ============    =============

                               The accompanying notes to financial statements
                                 are an integral part of these balance sheets.

                                       LINCOLN SNACKS COMPANY
                                       ----------------------
                                      STATEMENTS OF OPERATIONS
                                      ------------------------
                             FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                             ------------------------------------------------

                                   Year Ended      Year Ended      Year Ended
                                June 30, 1998   June 30, 1997   June 30, 1996
                                -------------   -------------   -------------
NET SALES                         $24,277,772     $23,101,704     $23,845,844
COST OF SALES                      15,405,319      15,525,387      17,224,348
                                -------------   -------------   -------------
  Gross profit                      8,872,453       7,576,317       6,621,496
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES            8,096,238       5,697,404       5,724,777
WRITE DOWN OF FIXED
 ASSETS (Note 11)                          --         269,498              --
NON-RECURRING CHARGE (Note 12)        484,388              --              --
                                -------------   -------------   -------------
  Income from operations              291,827       1,609,415         896,719
OTHER:
  Net Planters' other income        1,376,000              --              --
  Interest income (expense)           128,452        (126,820)       (356,910)
  Other expense                       (19,441)             --              --
                                -------------   -------------   -------------
    Income before provision
     for income taxes               1,776,838       1,482,595         539,809

PROVISION FOR INCOME TAXES            110,000          40,000          29,000
                                -------------   -------------   -------------
    Net income                   $  1,666,838    $  1,442,595   $     510,809
                                 ============    ============   ==============
BASIC AND DILUTED NET
 INCOME PER SHARE (Note 2)       $        .26    $        .23   $         .08
                                 ============    ============   ==============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING

  Basic                             6,331,790       6,331,790       6,334,757
                                 ============    ============   ==============
  Diluted                           6,341,804       6,331,790       6,334,757
                                 ============    ============   ==============

                               The accompanying notes to financial statements
                                 are an integral part of these balance sheets.

                                                  LINCOLN SNACKS COMPANY
                                                  ----------------------
                                       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                       ---------------------------------------------
                                      FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                      ------------------------------------------------

                                         Additional
                   Common    Special       Paid-in     Accumulated    Treasury
                    Stock      Stock       Capital       (Deficit)       Stock
                ---------   --------   -----------   -------------   ---------
June 30, 1995     $64,501     $  --    $17,997,746    $(10,053,530)  $(24,024)
  Net income         --          --          --            510,809       --
  Purchase of
   9,100 shares
   of treasury       --          --          --               --       (2,002)
  Noel payment
   under tax
   agreement         --          --         12,891            --          --
                ---------   --------   -----------   -------------   ---------
June 30, 1996      64,501        --     18,010,637      (9,542,721)   (26,026)
  Net income         --          --          --          1,442,595       --
                ---------   --------   -----------   -------------   ---------
June 30, 1997      64,501        --     18,010,637      (8,100,126)   (26,026)
  Net income         --          --          --          1,666,838       --
                ---------   --------   -----------   -------------   ---------
June 30, 1998     $64,501     $  --    $18,010,637    $ (6,433,288)  $(26,026)
                =========   ========   ===========   =============   =========

                               The accompanying notes to financial statements
                                 are an integral part of these balance sheets.

                                           LINCOLN SNACKS COMPANY
                                           ----------------------
                                          STATEMENTS OF CASH FLOWS
                                          ------------------------
                               FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                               ------------------------------------------------

                                   Year Ended      Year Ended      Year Ended
                                June 30, 1998   June 30, 1997   June 30, 1996
                                -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                       $1,666,838      $1,442,595     $   510,809
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Depreciation                    645,305         640,738         636,943
      Amortization                    159,856         177,116         221,700
      Loss on sale of equipment        19,441              --              --
      Write down of fixed assets           --         269,498              --
      Provision for doubtful accounts
       and cash discounts, net         39,198          64,254         (84,439)
  Changes in assets and liabilities:
      (Increase) decrease in
       accounts receivable            686,620         677,684      (1,087,214)
      (Increase) decrease in
       inventories                   (460,182)        403,275         279,953
      (Increase) decrease in
       prepaid and other current
       assets                         (32,534)         61,313           8,692
      Increase in other assets             --              --          (6,017)
      Increase (decrease) in
       accounts payable              (159,726)       (472,885)      1,054,514
      Increase (decrease) in
       accrued trade promotions       753,084        (184,595)       (140,784)
      Increase (decrease) in
       accrued expenses               190,406          61,938        (121,396)
                                -------------     -----------     -----------
        Net cash provided
        by operating activities     3,508,306       3,140,931       1,272,761
                                -------------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition, net of seller
   note payable                      (800,160)             --              --
  Capital expenditures               (488,782)       (314,529)       (119,844)
  Proceeds on sale of land                 --         369,218              --
  Proceeds on sale of fixed assets     67,346          17,640              --
                                -------------     -----------     -----------
        Net cash provided by
        (used in) investing
        activities                 (1,221,596)         72,329        (119,844)
                                -------------     -----------     -----------

                                        LINCOLN SNACKS COMPANY
                                        ----------------------
                                       STATEMENTS OF CASH FLOWS
                                       ------------------------
                          FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                          ------------------------------------------------
                                             (continued)

                                   Year Ended      Year Ended      Year Ended
                                June 30, 1998   June 30, 1997   June 30, 1996
                                -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under note payable    $ (166,667)    $        --     $        --
  Repayments under term loan               --      (1,109,326)       (800,004)
  Borrowings (repayments)
   under revolver, net                     --        (556,115)       (385,476)
  Noel payment under tax agreement         --              --          12,891
  Purchase of treasury stock               --              --          (2,002)
                                -------------     -----------     -----------
    Net cash used in
     financing activities            (166,667)     (1,665,441)     (1,174,591)
                                -------------     -----------     -----------
    Net increase (decrease)
     in cash                        2,120,043       1,547,819         (21,674)

CASH, beginning of period           1,606,357          58,538          80,212
                                -------------     -----------     -----------
CASH, end of period                $3,726,400     $ 1,606,357     $    58,538
                                =============    ===========     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                    $   13,010     $   120,059     $   279,582
                                =============    ===========     ============
  Income taxes paid                $  105,672     $    21,388     $    22,140
                                =============    ===========     ============

                               The accompanying notes to financial statements
                                 are an integral part of these balance sheets.

                          LINCOLN SNACKS COMPANY
                          ----------------------
                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------


(1)  The Company:
     -----------

     Lincoln Snacks Company ("Lincoln" or the "Company"), formerly Lincoln Foods Inc., is a Delaware corporation and is a majority-owned subsidiary of Brynwood Partners III, L.P. (the "Parent"). Prior to June 1998, the Company was a majority-owned subsidiary of Noel Group, Inc. ("Noel"). Lincoln is engaged in the manufacture and marketing of caramelized pre-popped popcorn and glazed popcorn/nut mixes primarily throughout the United States and Canada. Sales of the Company's products are subject to seasonal trends with a significant portion of sales occurring in the last four months of the calendar year. The Company was formed in August 1992.

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

     The Amendment required Planters to purchase a specified number of manufactured cases of the Products and for Planters to compensate the Company for the remaining contract minimums for the twelve month period ended June 30, 1997. The Amendment required Planters to compensate the Company for contract minimums for the six month period ended December 31, 1997 (six month minimums). Planters compensated the Company in the six months ended December 31, 1997 for contract minimums, which were 27% less than case sales made to Planters for the six month period ended December 31, 1996.

     The Amendment also required Planters to compensate the Company in the event that certain sales levels were not achieved during the calendar year ending December 31, 1997. These sales levels were not achieved during the calendar year ending December 31, 1997, resulting in Planters compensating the Company approximately $1,880,000 which is partially offset on the Company's statement of operations by approximately $500,000 in non-recurring charges associated with initial efforts to rebuild the Fiddle Faddle brand ("Net Planters Other Income").

     Although the Amendment contains provisions designed to effect a smooth transfer of the distribution business back to the Company, there can be no assurance as to the long term effects of the transition.

     Net sales to Planters for the year ended June 30, 1996 were equal to the minimum number of cases required to be purchased during the fiscal year as part of the Distribution Agreement. Sales to Planters represented 9%, 47% and 43% of net sales for the years ended June 30, 1998, 1997 and 1996 and amounts due from Planters represented 69% and 85% of accounts receivable at June 30, 1997 and 1996, respectively.

     In July and October 1997, the Company entered into Trademark License Agreements with Nabisco, Inc. pursuant to which Nabisco, Inc. granted the Company the right to use the Planters trademarks in connection with the sales and marketing of the Company's Fiddle Faddle products in the United States and Canada for a period of five years commencing on January 1, 1998. This agreement is royalty free for the first two years of its term. Royalty payments, based on net sales of products included in the agreement, are payable in subsequent years.

(2)  Summary of Significant Accounting Policies:
     -------------------------------------------

     Use of estimates-
     -----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue recognition-
     --------------------
     Revenue is recognized by the Company when products are shipped and title passes to the customer.

     Advertising and promotion-
     --------------------------
     Advertising costs are expensed in the period in which the related advertisements occur. The estimated cost of the total ultimate redemptions of various coupon programs are expensed immediately at the time a coupon program is distributed to the public.

     Inventories-
     ------------
     Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first in, first out) or market (net realizable value).

     Property, plant and equipment-
     ------------------------------
     Property, plant and equipment is stated at cost and is depreciated on the straight-line method based upon the estimated useful lives of the assets. The estimated useful lives of assets are as follows:


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

     Intangible assets-
     ------------------
     Intangible assets are carried at cost, less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives as follows:

          Excess of purchase price over
             net assets acquired                   10-30 years
          Intellectual property and other           1-20 years

     The Company believes no impairment of intangible assets exists at June 30, 1998.

     Impairment of long-lived assets-
     --------------------------------
     The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1997. This statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, this statement requires recognition of an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such impairment loss is then based on the fair value of the asset. Adoption of this statement had no material effect on the financial statements.

     Income taxes-
     -------------
     The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", under which deferred income taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates and regulations. A valuation allowance is established for any deferred tax asset for which realization is not likely.

     Net income per share-
     ---------------------
     The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") in 1998. This statement establishes standards for computing and presenting basic and diluted earnings per share.

     Below is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                             1998         1997         1996
                                          ---------    ---------    ---------
     Basic earnings per share:
     Weighted average number of
       shares outstanding                 6,331,790    6,331,790    6,334,757
     Dilutive effect of stock options        10,014           --           --
                                          ---------    ---------    ---------

     Diluted earnings per share:
     Weighted average number of
       shares outstanding                 6,341,804    6,331,790    6,334,757
     Net Income                          $1,666,838   $1,442,595   $  510,809

     Basic and diluted earnings
       per share                              $ .26        $ .23        $ .08


     Options and warrants to purchase 290,000, 822,550 and 473,800 shares of common stock were outstanding at June 30, 1998, 1997 and 1996, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

     Reclassifications-
     ------------------
     Certain amounts have been reclassified in the prior year statements to conform with current year presentation.

(3)  Balance Sheet Components:
     -------------------------

     The components of certain balance sheet accounts are as follows:

                                                          1997         1996
                                                  -------------   -----------
       Inventories-
         Raw and packaging materials                  $1,385,854   $1,293,280
         Finished goods                                  977,433      386,973
                                                   -------------   -----------

                                                      $2,363,287   $1,680,253
                                                   =============   ===========

       Intangible and other assets-

         Excess of purchase price over net
           assets acquired                            $4,577,631   $3,977,631
         Intellectual property and other                 155,851      155,851
                                                   -------------   -----------

                                                       4,733,482    4,133,482
         Less:  accumulated amortization                (826,967)    (667,111)
                                                   -------------   -----------
         Intangible assets, net                       $3,906,515   $3,466,371
                                                   =============   ===========

(4)  Income Taxes:
     -------------------------

     The income tax provisions for the years ended June 30, 1998, 1997 and 1996 consist primarily of state taxes and federal alternative minimum taxes.

     The following represents a reconciliation of the federal statutory income tax rate to the effective income tax rate:

                                               1998         1997         1996
                                             -------       -------      ------
       Statutory federal income
         (benefit) tax rate                    34.0%        34.0%        34.0%
       State income and franchise taxes,
         net of federal benefit                 1.5          1.1          3.6
       Utilization of loss
         carryforwards, net                   (29.7)       (32.6)       (34.7)
       Non-deductible meals and
         entertainment                           .4           .2          0.7
                                             -------       -------      ------
       Effective income tax rate                6.2%         2.7%         3.6%
                                             =======       =======      ======


     The principal temporary items comprising the net unrecognized deferred income tax asset are as follows:

                                           June 30,     June 30,     June 30,
                                             1998         1997         1996
                                        -----------     --------     ---------
       Net operating loss carryforward,
         net of amount utilized
         by Parent                      $ 1,386,000  $ 2,428,000  $ 3,079,000
       Depreciation and amortization       (985,000)    (864,000)    (504,000)
       Accrued expenses not
         yet deductible                     660,000      165,000      476,000
       All other                            456,000      385,000      192,000
                                        -----------   ----------   -----------
       Net deferred tax asset
         unrecognized                     1,517,000    2,114,000    3,243,000
       Less:  valuation reserve          (1,517,000)  (2,114,000)  (3,243,000)
                                        -----------   ----------   -----------
       Net deferred tax asset
         recognized                     $        --  $        --  $         --
                                        ===========  ===========  ============

     At June 30, 1998, the Company had a net operating loss carryforward ("NOLs") for income tax purposes, subject to Internal Revenue Service review, of approximately $3,464,000 which expire in 2007 through 2011 if not utilized. The above NOLs include those NOLs generated subsequent to deconsolidating from Noel in 1994. The Company has been reimbursed for the portion of the Company's pre-fiscal 1996 NOLs utilized by Noel prior to deconsolidating, including $12,891 in fiscal 1996, which was recorded by the Company as additional paid-in capital.

     Under section 382 of the Internal Revenue Code, if the Company undergoes an ownership change, the amount of its pre-change losses that may be utilized to offset future taxable income generally will be subject to an annual limitation. In general, the annual limitation would be based on the value of the Company's outstanding stock immediately before the ownership change and the adjusted Federal long-term interest rate in effect for the month in which the ownership change occurs. Any unused portion of the annual limitation would be available in subsequent years.

     On June 8, 1998, the Company underwent an ownership change as a result of the acquisition of Noel's interest in the Company by the Parent. As a result of the ownership change, utilization of the Company's NOL will be subject to an annual limitation of approximately $650,000.

(5)  Stock Options and Warrants:
     ---------------------------

     In November 1993, the Company adopted the 1993 Stock Option Plan and the Non-Employee Directors' Stock Option Plan. A total of 550,000 shares of common stock are reserved for issuance under the 1993 Stock Option Plan and 200,000 shares of common stock are reserved for issuance under the
     Non-Employee Directors' Stock Option Plan.    The Company has granted
     options to purchase 198,659 shares and 143,400 shares, respectively, through June 30, 1998. Under both Plans, the option exercise price equals the stock's market price on date of grant. The 1993 Stock Option Plan options normally vest over periods ranging from 12 to 36 months.
     In June 1998, all existing nonvested options became vested upon the change of control of the Company. The Non-Employee Director's Stock Option Plan options vest immediately upon grant. All options expire ten years from date of grant. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

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

     Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                          1997         1996
                                                   -------------   -----------
       Net income:
         As reported                                  $1,666,838   $1,442,595
         Pro forma                                     1,218,607    1,300,723

       Basic and diluted income per share:
         As reported                                        $.26         $.23
         Pro forma                                           .19          .21


     Because the SFAS 123 method of accounting is not applicable to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be experienced in future years.

     A summary of the status of the Company's two stock option plans at June 30, 1998, 1997, and 1996 and changes during the years then ended is presented in the table and narrative below:

                      1998                  1997                  1996
             --------------------   -------------------   --------------------
                         Wtd. Avg.             Wtd. Avg.             Wtd. Avg.
                Shares   Ex. Price    Shares   Ex. Price    Shares   Ex. Price
             --------   ---------   -------   ---------   -------   ----------
  Outstanding at
    beginning of
    year       822,550       $2.73   473,800       $4.35   499,600       $4.59
  Granted      116,800        1.81   437,750        1.32    55,000        2.10
  Canceled    (380,200)       1.81   (75,000)       4.50        --          --
  Forfeited     (2,091)       1.54        --          --   (19,000)       3.53
  Expired           --          --   (14,000)       4.31   (61,800)       4.50
              --------   ---------   -------   ---------   -------   ----------
  Outstanding
   at end of
   year        557,059       $3.16   822,550       $2.73   473,800       $4.35
              ========   =========   =======   =========   =======   =========
  Exercisable
   at end of
   year        557,059               435,940               310,492
             =========             =========             =========
  Weighted
   average
   fair value
   of options
   granted      $1.37                 $1.00                 $1.58



     The following table summarizes information about stock options and warrants outstanding at June 30, 1998:

                              Options Outstanding             Options Exercisable
                  --------------------------------------    -----------------------
                    Number         Weighted                   Number
                  Outstanding      Average      Weighted    Exercisable    Weighted
    Range of          at          Remaining     Average         At         Average
    Exercise       June 30,       Contractual   Exercise     June 30,      Exercise
     Prices          1998        Life (Years)    Price         1998         Price
 --------------  ------------    ------------   --------    -----------    --------
 $1.25 - $1.875    267,059          5.22         $1.58       267,059        $1.58
 $2.28 - $2.70      75,000          1.95          2.39        75,000         2.39
 $5.40             215,000          5.58          5.40       215,000         5.40
 -------------     -------                                   -------
 $1.25 - $5.40     557,059                                   557,059
                   =======                                   =======

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted
     average assumptions used   for grants in 1998 and 1997, respectively:
     risk-free interest rates of 6.25% and 6.92 %, no expected dividend yields, expected lives of ten years and expected volatility of 61% and 59%.

(6)  Credit Facility:
     ----------------

     In December 1993, the Company entered into a bank loan agreement, as amended, which provides for up to $4 million in revolver borrowings. There were no amounts outstanding under the revolving credit facility at June 30, 1998. The credit facility is available through December 2, 2000. At that time, any borrowing under the credit facility becomes due.

     The facilities require the maintenance of various financial and other covenants including, but not limited to, earnings before interest, taxes, depreciation and amortization, tangible net worth and debt coverage. The financial covenants are to be met on a quarterly basis, and the minimum requirements vary by quarter.

     Borrowings under the revolver are limited to a percentage of eligible receivables and inventory. The revolving credit facility bears interest at a rate equal to the sum of the average monthly Eurodollar rate plus 1.5%. In addition to this rate, the Company has the option to pay interest on the revolving credit facility at the alternate base rate, as defined, plus 0.25%. At June 30, 1998 and 1997, the interest rate 8.658% and 8.696%, respectively. Interest is payable monthly.

     The facility requires an annual monitoring fee of $6,000 and an unused facility fee of 0.4% on the unused portion of the revolver. The facilities are collateralized by substantially all of the Company's assets.

(7)  Commitments:
     ------------

     In the normal course of business, Lincoln enters into purchase commitments with certain of its raw material suppliers generally for periods up to one year. Amounts to be purchased under these arrangements are not anticipated to exceed raw material requirements for the period to which the commitments apply. The total remaining amount of inventory to be purchased under these commitments as of June 30, 1998 is approximately $4,100,000. These purchase commitments expire primarily through December 31, 1998.

(8)  Acquisition:
     ------------

     On March 17, 1998, the Company acquired certain assets of Iroquois Popcorn Company ("Iroquois"), a private label manufacturer of caramelized popcorn, for approximately $1,300,000, of which $800,000 was paid in cash and $500,000 is a non-interest bearing note to be paid in equal monthly installments over a twelve-month period commencing March 31, 1998. A contingent payment of up to $350,000 may be paid in the future if the Company maintains 70% of the sales volume to Iroquois' largest customer.

     The acquisition was accounted for as a purchase with the assets acquired recorded at their fair values at the date of acquisition. The excess of purchase price over net assets acquired is being amortized over a period of 10 years. The purchase price has been allocated as follows:

          Accounts receivable                 $  477,000
          Inventory                              223,000
          Excess of purchase price over
            net assets acquired                  600,000
                                              ----------
                                              $1,300,000
                                              ==========


     The following is unaudited pro forma information as if the Company's acquisition of Iroquois had occurred at the beginning of the respective fiscal periods. The incremental revenue reflected below consists primarily of sales to one customer. These results may not be indicative of what the actual results would have been or may be in the future.

                                                 1997         1996
                                          ------------   ------------
       Net sales                           $27,859,707   $27,118,445
       Net income                          $ 2,594,054   $ 2,137,211
       Net income per share                      $0.41         $0.34


(9)  Sale of Land:
     -------------

     In October 1996, the Company sold land adjacent to its manufacturing facility in Lincoln, Nebraska. At the same time, the Company entered into a ten year lease agreement for 50,000 square feet of a new warehouse to be constructed on the land. The proceeds from the sale, of $369,218, were used to pay down the Company's term loan. The sale resulted in a net gain of $129,218 which was deferred and will be recognized as income over the ten-year lease term.

(10) Leases:
     -------

     At June 30, 1998, the Company's minimum future rental payments on a fiscal year basis under non-cancelable operating leases are as follows:

               1999                       $  332,000
               2000                          274,000
               2001                          249,000
               2002                          242,000
               2003 and thereafter         1,303,000

     Rent expense for operating leases amounted to approximately $310,000, $286,000, and $283,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

(11) Write Down of Fixed Assets:
     ---------------------------

     During the year ended June 30, 1997, the Company recorded a write-down of $269,498 on certain fixed assets that are no longer used in the operations of the Company.

(12) Non-recurring Charge:
     ---------------------

     During the year ended June 30, 1998, the Company recorded a non-recurring charge of $484,388 relating to severance and other compensation costs in connection with the resignation of the Company's former chairman and chief executive officer.

(13) Related Party Transactions:
     ---------------------------
     During the years ended June 30, 1998, 1997 and 1996, the Company paid legal fees of approximately $38,000, $72,000 and $86,000, respectively, to a law firm of which one of its partners is a director of Noel.

     A director was paid export brokerage commissions of $9,000 during the year ended June 30, 1996.

     During the year ended June 30, 1996, one of the Company's executives was paid by Noel. Lincoln did not receive any allocation of expenses from Noel for this executive's services.

(14) Employee Benefit Plans:
     -----------------------

     The Company sponsors a defined contribution savings plan (401(k)). Participation in the plan is available to substantially all salaried and hourly employees. Company contributions to the plan are based on a percentage (2%) of employee contributions. During the years ended
     June 30, 1998, 1997 and 1996, Company contributions to the plan totaled $52,000, $46,000 and $51,000, respectively.


(15) Sales Data:
     -----------

     Export sales-
     -------------
     During the years ended June 30, 1998, 1997 and 1996, export sales were approximately $1,520,000, $2,157,000 and $2,241,000, respectively.

     Significant customer-
     ---------------------
     For the year ended June 30, 1998, two customers represented approximately 18% and 12% of net sales, respectively. For the years ended June 30, 1997 and 1996, Planters represented approximately 47% and 43%, respectively, of net sales.

(16) Valuation and Qualifying Accounts:
     ----------------------------------

                           Balance at   Charged to                 Balance
                            Beginning    Costs and                  at end
      Description           of Period     Expenses   Deductions   of Period
      -----------          ----------   ----------   ----------   ---------
 Year ended June 30, 1996,
   allowances for
   doubtful accounts
   and cash discounts       $257,963     $242,673    $(327,112)   $173,524
 Year ended June 30, 1997,
   allowances for
   doubtful accounts
   and cash discounts       $173,524     $210,633    $(146,379)   $237,778
 Year ended June 30, 1998,
   allowances for
   doubtful accounts
   and cash discounts       $237,778     $315,526    $(230,795)   $322,509


INDEX OF EXHIBITS

     Exhibit Title                                                Exhibit No.
     -------------                                                -----------
(2)  Plan of acquisition, reorganization, arrangement,
     liquidation or succession; Not Applicable
(3)  Articles of Incorporation and By-Laws
     (A) Certificate of Incorporation, as amended and as currently in effect (Incorporated by reference to Exhibit 3(A),
         filed by the Company with the Registration Statement on
         Form S-1 (33-71432))                                           *
     (B) By-laws as currently in effect (Incorporated by reference to Exhibit 3(B) filed by the Company with the Registration
         Statement on Form S-1 (33-71432))                              *
(4)  Instruments defining the rights of security holders,
     including indentures
     (A) Excerpts from Certificate of Incorporation, as amended, (Incorporated by reference to Exhibit 4(A) filed by the
         Company with the Registration Statement on Form S-1
         (33-71432))                                                    *
     (B) Excerpts from By-Laws, as amended, (Incorporated by
         reference to Exhibit 4(B) filed by the Company with the
         Registration Statement on Form S-1 (33-71432))                 *
(9)  Voting Trust Agreement; Not Applicable
(10) Material Contracts
     (A) Waiver and Consent dated July 16, 1998 granted by BNY
         Financial Corporation.                                         10(A)
     (B) Amendment No. 10 dated July 17, 1998 To Revolving Credit,
         Term Loan and Security Agreement.                              10(B)
     (C) Severance Agreement with Karen Brenner dated
         February 24, 1998 and Amended Severance Agreement
         dated June 4, 1998                                             10(C)
     (D) Severance Agreement with R. Scott Kirk dated
         February 24, 1998 and Amended Severance Agreement
         dated June 4, 1998.                                            10(D)
     (E) Severance Agreement with Kristine A. Crabs dated
         February 24, 1998 and Amended Severance Agreement
         dated June 4, 1998.                                            10(E)
     (F) Amendment to 1993 Stock Option Plan dated June 4, 1998.        10(F)
(11) Statement of computation of per share earnings:  Not required because the relevant computations can be clearly determined from the material contained in the financial statements
     included herein
(12) Statement re computation of ratios; Not applicable
(13) Annual report to security holders, Form 10-Q or quarterly report to security holders; Not applicable
(16) Letter re change in certifying accountant; Not Applicable
(18) Letter re change in accounting principles; Not Applicable
(21) Subsidiaries of Registrant; Not Applicable
(22) Published report regarding matters submitted to vote of security holders; Not Applicable
(23) Consents of Experts and Counsel
     (A) Consent of Arthur Andersen, LLP                                23 A
(24) Power of Attorney;  Not Applicable
(27) Financial Data Schedule                                            27
(99) Additional Exhibits; Not Applicable

     *  Incorporated by reference