Form 10-K/A
period 1998-06-30
LINCOLN SNACKS CO
filed 1998-09-25
CIK 914642

PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- -------   ----------------------------------------------------------------

(a)      (1)  Financial Statements.
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

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of September, 1998.

                                     LINCOLN SNACKS COMPANY
                                         (Registrant)


                                     By: /s/ Kristine A. Crabs
                                         -----------------
                                         Kristine A. Crabs
                                         Vice President and
                                         Chief Financial Officer
                                         Treasurer and Secretary
                                         (Principal Financial officer and
                                         Principal Accounting Officer)

                           EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A (this "Amendment") to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 is being filed only for the following purposes:

     (1) To modify the language at the bottom of each of the financial statements to refer to the financial statements generally; and

     (2) To correct typographical errors in the headings of certain tables appearing in Notes 3, 5 and 8 of the Notes to the Financial Statements to refer to 1998 and 1997 rather than 1997 and 1996.

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

(3)  Balance Sheet Components:
     -------------------------

     The components of certain balance sheet accounts are as follows:

                                                          1998         1997
                                                  -------------   -----------
       Inventories-
         Raw and packaging materials                  $1,385,854   $1,293,280
         Finished goods                                  977,433      386,973
                                                   -------------   -----------

                                                      $2,363,287   $1,680,253
                                                   =============   ===========

       Intangible and other assets-

         Excess of purchase price over net
           assets acquired                            $4,577,631   $3,977,631
         Intellectual property and other                 155,851      155,851
                                                   -------------   -----------

                                                       4,733,482    4,133,482
         Less:  accumulated amortization                (826,967)    (667,111)
                                                   -------------   -----------
         Intangible assets, net                       $3,906,515   $3,466,371
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

     Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                          1998         1997
                                                   -------------   -----------
       Net income:
         As reported                                  $1,666,838   $1,442,595
         Pro forma                                     1,218,607    1,300,723

       Basic and diluted income per share:
         As reported                                        $.26         $.23
         Pro forma                                           .19          .21


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

                                                 1998         1997
                                          ------------   ------------
       Net sales                           $27,859,707   $27,118,445
       Net income                          $ 2,594,054   $ 2,137,211
       Net income per share                      $0.41         $0.34


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
