Form 10-Q
period 1998-09-30
LINCOLN SNACKS CO
filed 1998-11-12
CIK 914642

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                     ----------------------

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 1998

                               OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ------- to -------

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

                                        Yes   X     No

The number of shares of the issuer's Common Stock, $.01 par value, outstanding on October 30, 1998 was 6,331,790 shares.

                     LINCOLN SNACKS COMPANY
                       INDEX TO FORM 10-Q

                                                           PAGE
                                                          ------

Part I.   FINANCIAL INFORMATION
            ---------------------

Item 1.   Financial Statements

          Balance Sheets as of September 30, 1998
          and June 30, 1998                                   3-4

          Statements of Operations for the
          three months ended September 30, 1998
          and September 30, 1997                                5

          Statements of Changes in Stockholders'
          Equity for the three months ended
          September 30, 1998 and September 30, 1997             6

          Statements of Cash Flows for the
          three months ended September 30, 1998
          and September 30, 1997                                7

          Notes to Financial Statements                       8-9

Item 2.   Management's Discussion and Analysis
          Of Financial Condition and Results of
          Operations                                        10-12

Item 3.   Quantitative and Qualitative Disclosure
          About Market Risk                                    12

Part II.  OTHER INFORMATION
          -----------------

Item 1-4. OTHER INFORMATION                                    13

Item 5.   OTHER INFORMATION                                    13

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                     13

Signatures                                                     14

                     LINCOLN SNACKS COMPANY

                         BALANCE SHEETS

                             ASSETS

           AS OF SEPTEMBER 30, 1998 AND JUNE 30, 1998


                                          September 30,       June 30,
                                                   1998           1998
                                          -------------    ------------
           ASSETS                                  (Unaudited)

CURRENT ASSETS:
  Cash                                     $  1,903,989    $  3,726,400
  Accounts receivable (net of allowance
  for doubtful accounts and cash discounts
  of $331,424 and $322,509 respectively)      2,905,765       1,703,427
  Inventories                                 2,991,159       2,363,287
  Prepaid and other current assets              119,801          61,557
                                           ------------    ------------
Total current assets                          7,920,714       7,854,671


PROPERTY, PLANT AND EQUIPMENT:

  Land                                          370,000        370,000
  Building and leasehold improvements         1,782,992      1,782,992
  Machinery and equipment                     5,023,795      5,023,795
  Construction in process                        73,176         13,093
                                           ------------   ------------
                                              7,249,963      7,189,880

  Less: accumulated depreciation
   and amortization                          (3,055,210)    (2,877,571)
                                           ------------   ------------
                                              4,194,753      4,312,309


INTANGIBLE AND OTHER ASSETS,
net of accumulated amortization of
$876,931 and $826,967                         3,856,551      3,906,515
                                           ------------   ------------

TOTAL ASSETS                               $ 15,972,018   $ 16,073,495
                                           ============   ============


         The accompanying notes to financial statements are an integral part of these balance sheets.



                     LINCOLN SNACKS COMPANY

                         BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY

           AS OF SEPTEMBER 30, 1998 AND JUNE 30, 1998


                                          September 30,       June 30,
                                                   1998           1998
                                           ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY      (Unaudited)

CURRENT LIABILITIES:
  Accounts payable                         $  1,181,358   $  1,197,444
  Accrued expenses                            1,310,866      1,381,928
  Accrued trade promotions                    1,732,668      1,428,669
  Deferred gain-short term                       13,434         13,434
  Current portion of note payable               208,333        333,333
                                           ------------   ------------

Total current liabilities                     4,446,659      4,354,808


Deferred Gain                                    99,632        102,863
                                           ------------   ------------

TOTAL LIABILITIES                             4,546,291      4,457,671
                                           ------------   ------------
COMMITMENTS

STOCKHOLDERS' EQUITY:

  Common stock, $0.01 par value,
   20,000,000 shares authorized,
   6,450,090 shares issued at
   September 30, 1998 and June 30, 1998          64,501         64,501
  Special stock, $0.01 par value, 300,000
   shares authorized, none outstanding                0              0
  Additional paid-in capital                 18,010,637     18,010,637
  Accumulated deficit                        (6,623,385)   ( 6,433,288)
  Less: cost of common stock in
   treasury 118,300 shares                      (26,026)       (26,026)
                                           ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                   11,425,727     11,615,824
                                           ------------   ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       $ 15,972,018   $ 16,073,495
                                           ============   ============

         The accompanying notes to financial statements are an integral part of these balance sheets.

                     LINCOLN SNACKS COMPANY

                    STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997


                                               1998           1997
                                           ------------   ------------
                                           (Unaudited)    (Unaudited)
NET SALES                                  $  7,537,900   $  5,740,211

COST OF SALES                                 5,429,941      3,337,783
                                           ------------   ------------

  Gross profit                                2,107,959      2,402,428

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                       2,317,276      1,805,730
                                           ------------   ------------

  Income (loss) from operations                (209,317)       596,698



INTEREST INCOME                                 (29,220)       (12,763)
                                           ------------   ------------

  Income (loss) before provision
   for income taxes                            (180,097)       609,461

PROVISION FOR INCOME TAXES                       10,000         10,000
                                           ------------   ------------

  Net income (loss)                        $   (190,097)  $    599,461
                                           ============   ============

BASIC NET INCOME (LOSS) PER SHARE          $     (0.03)   $       0.10
                                           ============   ============
DILUTED NET INCOME (LOSS) PER SHARE        $     (0.03)   $       0.09
                                           ============   ============

Weighted Average Number of
Shares Outstanding

  Basic                                       6,331,790      6,331,790
                                           ============   ============
  Diluted                                     6,331,790      6,371,545
                                           ============   ============


         The accompanying notes to financial statements are an integral part of these statements.

                              - 5 -

                     LINCOLN SNACKS COMPANY

          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

                           (UNAUDITED)


                 Common    Special       Paid In     Accumulated   Treasury
                  Stock      Stock       Capital         Deficit      Stock
                 -------   -------   -----------   -------------  ---------
June 30, 1997    $64,501        $0   $18,010,637   ($ 8,100,126)   ($26,026)

Net income                                              599,461
                 -------   -------   -----------    ------------  ---------
September 30,
1997             $64,501        $0   $18,010,637    ($ 7,500,665)  ($26,026)
                 =======   =======   ===========    ============   ========

June 30, 1998    $64,501        $0   $18,010,637    ($ 6,433,288)  ($26,026)

Net loss                                                (190,097)
                 -------   -------   -----------   -------------  --------
September 30,
1998             $64,501        $0   $18,010,637    ($ 6,623,385) ($26,026)
                 =======   =======   ===========   ==============  ========




         The accompanying notes to financial statements are an integral part of these statements.


                     LINCOLN SNACKS COMPANY

                    STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

                                               1998           1997
                                           ------------   ------------
                                           (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                        $   (190,097)  $    599,461
  Adjustments to reconcile net income
  to cash provided by operating activities:
    Depreciation and amortization               227,603        188,572
    Allowance for doubtful accounts and
     cash discounts, net                          8,915         29,990

  Changes in Assets and Liabilities:
    Increase in accounts receivable          (1,211,253)      (358,251)
    Increase in inventories                    (627,872)      (500,054)
    Increase in prepaid and other
     current assets                             (58,243)       (45,800)
    Increase in accounts payable
     and accrued expenses                       213,619        569,626
                                           ------------   ------------
  Net cash provided by (used in)
   operating activities                      (1,637,328)       483,544
                                           ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                        (60,083)      (156,657)
                                           ------------   ------------
  Net cash used in investing activities         (60,083)      (156,657)
                                           ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayments under note payable              (125,000)             0
                                           ------------   ------------
  Net cash used in financing
   activities                                  (125,000)             0
                                           ------------   ------------
  Net increase (decrease) in cash            (1,822,411)       326,887

CASH, beginning of period                     3,726,400      1,606,357
                                           ------------   ------------
CASH, end of period                        $  1,903,989   $  1,933,244
                                           ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                            $      2,704   $          0
                                           ============   ============
  Income taxes paid                        $     41,660   $     31,773
                                           ============   ============

                              - 7 -

                     LINCOLN SNACKS COMPANY
                     ----------------------
                  NOTES TO FINANCIAL STATEMENTS
                 ------------------------------
                       SEPTEMBER 30, 1998
                           (Unaudited)

(1)  The Company:
     ------------

     Lincoln Snacks Company ("Lincoln" or the "Company"), formerly Lincoln Foods Inc., is a Delaware corporation and is a majority-owned subsidiary of Brynwood Partners III L.P. (the "Parent"). Prior to June 1998, the Company was a majority-owned subsidiary of Noel Group, Inc. ("Noel"). Lincoln is engaged in the manufacture and marketing of caramelized pre-popped popcorn and glazed popcorn/nut mixes primarily throughout the United States and Canada. Sales of the Company's products are subject to seasonal trends with a significant portion of sales occurring in the last four months of the calendar year. The Company was formed in August 1992.

(2)  Basis of Presentation:
     ----------------------

     The balance sheet as of September 30, 1998, and the related statements of operations for the three months ended September 30, 1998 and September 30, 1997, changes in stockholders' equity and cash flows for the three months ended September 30, 1998 and September 30, 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and September 30, 1997 have been made. During the interim periods reported on, the accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods and described in the Company's Annual Report on Form 10-K for the twelve months ended June 30, 1998 filed with the Securities and Exchange Commission on September 22, 1998 (the "Annual Report").

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements included in the Annual Report. The results of operations for the three months ending September 30, 1998 and September 30, 1997 are not necessarily indicative of the operating results for the full year.

(3)  Net income (loss) per share:
     ----------------------------

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") in 1998. This statement establishes standards for computing and presenting basic and diluted earnings per share.

     Options and warrants to purchase 447,800 shares of common stock were outstanding at September 30, 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Additional options to purchase 160,859 shares of common stock were outstanding at September 30, 1998 but were not included in the computation of diluted earnings per share because the options would be anti-dilutive. Options and warrants to purchase 657,550 shares of common stock were outstanding at September 30, 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

(4)  Credit Facility:
     ----------------

     In December 1993, the Company entered into a bank loan agreement, as amended, which provides for up to $4.0 million in revolver borrowings. There were no amounts outstanding under the revolving credit facility at September 30, 1998. The credit facility is available through December 2, 2000. At that time, any borrowing under the credit facility becomes due.

     The credit facility requires the maintenance of various financial and other covenants including, but not limited to, earnings before interest, taxes, depreciation and amortization, tangible net worth and debt coverage. The financial covenants are to be met on a quarterly basis, and the minimum requirements vary by quarter.

     The Company anticipates violating its EBITDA covenants for the December, March and June quarters. Management does not anticipate utilizing the revolver during those periods.

(5)  Inventory:
     ----------

     Inventory consists of the following:

                                          September 30,     June 30,
                                               1998           1998
                                          -------------   ------------
     Raw materials and supplies            $  1,798,060   $  1,385,854
     Finished Goods                           1,193,099        977,433
                                           ------------   ------------
                                           $  2,991,159   $  2,363,287
                                           ============   ============

(6)  Significant Customer:
     ---------------------

     Planters Company, a unit of Nabisco, Inc. ("Planters"), exclusively distributed the Company's Fiddle Faddle products (the "Products") from July 1995 to December 1997 pursuant to a distribution agreement which expired on December 31, 1997. The distribution agreement required Planters to purchase an annual minimum number of equivalent cases of the Products during the term. Sales to Planters represented 22% of net sales for the quarter ended September 30, 1997. Effective January 1, 1998, the Company resumed marketing and distributing its Fiddle Faddle products at its historical selling prices.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
-------   ---------------------------------------------------------------

Results of Operations:
----------------------

Introduction
------------

     The Company's net sales are subject to significant seasonal variation, with results from operations fluctuating due to these trends. This seasonality is due to customers' buying patterns of Poppycock during the traditional holiday season. As a result, third and fourth calendar quarter sales account for a significant portion of the Company's annual sales.

     Planters Company, a unit of Nabisco, Inc. ("Planters"), exclusively distributed the Company's Fiddle Faddle products from July 1995 to December 1997 pursuant to a distribution agreement which expired on December 31, 1997. The distribution agreement required Planters to purchase an annual minimum number of equivalent cases of the Products during the term. Sales to Planters represented 22% of net sales for the quarter ended September 30, 1997. Effective January 1, 1998, the Company resumed marketing and distributing its Fiddle Faddle products at its historical selling prices.


Three months ended September 30, 1998 versus September 30, 1997
---------------------------------------------------------------

     Overall net sales increased 31% or $1.8 million to $7.5 million for the three months ended September 30, 1998 versus $5.7 million in the corresponding period of 1997. The sales increase is attributable to newly secured copack and private label business. This increase was partially offset by declines in branded case sales versus a year ago. The branded sales decline was partially offset by the Company resuming distribution of Fiddle Faddle at historical selling prices in the quarter which are higher than its selling prices to Planters during the same period last year.

     As part of its business, the Company copacks products for other entities. Although the Company has secured copack and private label business in recent periods, one of its copack customers, which accounted for approximately 26% and 9% of the Company's net sales during the quarters ended September 30, 1998 and 1997, respectively, has informally told the Company that it anticipates reducing substantially its future purchases from the Company. Any such reduction could have an adverse effect on the Company's future results of operations unless the Company secures replacement business.

     Gross profit decreased 12% or $.3 million to $2.1 million for the three months ended September 30, 1998 versus $2.4 million in the corresponding period of 1997. Gross profits decreased due to lower branded case sales with this decrease being partially offset by increased selling prices to historical levels following the Company's resumption of its distribution of Fiddle Faddle. The decrease was also partially offset by increased profits relating to new copack and private label business.

     Selling, general and administrative expenses increased 28% or $.5 million to $2.3 million for the three months ended September 30, 1998 versus $1.8 million for the same period in 1997. This increase was primarily due to the Company resuming the marketing and distribution of the Fiddle Faddle business.

     The decline in earnings of $.8 million to a loss of $.2 million in the quarter ended September 30, 1998 versus a profit of $.6 million in the same period in 1997 is primarily attributable to the Company's resumption of Fiddle Faddle distribution at lower margins and case sales than those required under the Planters Distribution Agreement.

Liquidity and Capital Resources
-------------------------------

     As of September 30, 1998 and June 30, 1998, the Company had working capital of $3.5 million.

     The Company currently meets its short-term liquidity needs from its cash on hand. The Company also has a revolving credit facility which facility is secured by a first priority, perfected security interest in substantially all of the Company's existing and after-acquired assets. The Company is currently discussing its anticipated need to obtain waivers of the EBITDA covenant from the lender under this facility. Unless these waivers are obtained, the Company may be unable to draw down from this facility. However, the Company presently believes that its cash will be adequate to meet its needs for the next twelve months.

     Management continues to focus on rebuilding brand strength through new product introductions and increasing product distribution and continues to review all operating costs with the objective of increasing profitability and ensuring future liquidity. However, there can be no assurance that any of these objectives will be achieved in future periods.

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

                                             Three Months Ended
                                         -------------------------------
                                          September 30,    September 30,
                                               1998            1997
                                          -------------    -------------
                                                 (in thousands)
Net cash provided by (used in)
operating activities                           $(1,637)        $ 484

Net cash used in investing activities              (60)         (157)

Net cash used in financing activities             (125)            0


     Net cash used in operating activities increased to $1.6 million during the three months ended September 30, 1998 compared to cash provided of $.5 million in 1997. The increase is primarily due to the decrease in net income of $.8 million incurred during the quarter in addition to an increase in accounts receivables due to the timing of sales compared to the same period last year.

     Net cash used in investing activities of $.1 million and $.2 million for the three months ended September 30, 1998 and September 30, 1997, respectively, represents capital expenditures.

     Net cash used in financing activities for the period ended September 30, 1998 was $.1 million, which consisted of repayments under the note payable. No cash was used in or provided by financing activities for the three months ended September 30, 1997.

Year 2000 Disclosure
--------------------

     The Year 2000 issue has arisen because many computer programs use only the last two digits to refer to a year. Such programs will not properly recognize a year that begins with "20" instead of "19." If not corrected or replaced prior to the year 2000, these programs could fail or create erroneous results. The Company uses a number of computer programs both in connection with its management information systems and its manufacturing, distribution and sales operations.

     The Company has completed an inventory of hardware and software components of its management information systems. The Company is in the process of completing an assessment of this hardware and software to determine whether changes will be needed so that such hardware and software will properly recognize years beginning with "20." Based on the preliminary stages of its assessment, the Company does not have any reason to believe that the costs associated with making its management information systems Year 2000 compliant will be material. However, until that assessment is completed, the Company cannot estimate with any degree of certainty the costs which it may incur in making its management information systems Year 2000 compliant.

     Other systems used by the Company in conducting its business are also dependent on microprocessor components. These would include manufacturing equipment, building control systems and distribution systems. The Company is compiling an inventory of the systems it uses which are not part of its management information systems but which depend, in whole or in part, on computer components. After that inventory is completed, the Company will assess each of those systems for its ability to function properly beginning January 1 of the year 2000. The Company cannot now predict reliably the costs which might be incurred by it in making these systems Year 2000 compliant.

     The Company is implementing its program to determine whether the information management systems and other technology assets of its significant suppliers, vendors and customers are Year 2000 compliant. Until the Company receives responses to its inquiries, it cannot assess whether a failure of one or more of the information systems of its suppliers, vendors or customers would likely have a material adverse effect on the Company.

Forward Looking Statement
-------------------------

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


ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------   ---------------------------------------------------------

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

                            SIGNATURE
                           -----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



November 12, 1998            Lincoln Snacks Company
                             (Registrant)



                        By:   /s/Hendrik J. Hartong III
                              ------------------------------
                        Name: Hendrik J. Hartong III
                        Title:     Chief Executive Officer
                              (Principal Executive Officer)



                        By:   /s/Kristine A. Crabs
                              -------------------------------
                        Name: Kristine A. Crabs
                        Title:     Vice President and Chief Financial
                              Officer, Secretary and Treasurer
                              (Principal Financial Officer and
                              Principal Accounting Officer)