Form 10-Q
period 1998-12-31
LINCOLN SNACKS CO
filed 1999-02-12
CIK 914642

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                     ----------------------

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended December 31, 1998

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

                                        Yes    X     No

The number of shares of the issuer's Common Stock, $.01 par value, outstanding on February 10, 1999 was 6,331,790 shares.

/PAGE

                     LINCOLN SNACKS COMPANY
                       INDEX TO FORM 10-Q

                                                           PAGE

Part I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

          Balance Sheets as of December 31, 1998
          and June 30, 1998                                   3-4

          Statements of Operations for the
          three months ended December 31, 1998
          and December 31, 1997                                 5

          Statements of Operations for the
          six months ended December 31, 1998
          and December 31, 1997                                 6

          Statements of Changes in Stockholders'
          Equity for the six months ended
          December 31, 1998 and December 31, 1997               7

          Statements of Cash Flows for the
          six months ended December 31, 1998
          and December 31, 1997                                 8

          Notes to Financial Statements                      9-11

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                        12-16

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE
          ABOUT MARKET RISK                                    16


Part II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS                                    17

Item 2.   CHANGES IN SECURITIES                                17

Item 3.   DEFAULTS UPON SENIOR SECURITIES                      17

Item 4.   SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY HOLDERS                                17

Item 5.   OTHER INFORMATION                                    17

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                  17-18

SIGNATURES                                                     19




                              - 2 -
/PAGE

                     LINCOLN SNACKS COMPANY

                         BALANCE SHEETS

                             ASSETS

            AS OF DECEMBER 31, 1998 AND JUNE 30, 1998

                                           December 31,     June 30,
                                               1998           1998
                                           ------------   ------------
           ASSETS                          (Unaudited)

CURRENT ASSETS:
  Cash                                     $  2,947,701   $  3,726,400
  Accounts receivable (net of allowance
  for doubtful accounts and cash discounts
  of $345,497 and $322,509 respectively)      2,101,707      1,703,427
  Inventories                                 2,027,793      2,363,287
  Prepaid and other current assets               84,882         61,557
                                           ------------   ------------
Total current assets                          7,162,083      7,854,671

PROPERTY, PLANT AND EQUIPMENT:

  Land                                          370,000        370,000
  Building and leasehold improvements         1,793,259      1,782,992
  Machinery and equipment                     4,664,397      5,023,795
  Construction in process                        29,651         13,093
                                           ------------   ------------
                                              6,857,307      7,189,880
  Less: accumulated depreciation
   and amortization                          (3,011,298)    (2,877,571)
                                           ------------   ------------
                                              3,846,009      4,312,309
INTANGIBLE AND OTHER ASSETS,
net of accumulated amortization of
$844,695 and $826,967                         3,438,787      3,906,515
                                           ------------   ------------
TOTAL ASSETS                               $ 14,446,879   $ 16,073,495
                                           ============   ============
/TABLE

         The accompanying notes to financial statements are an integral part of these balance sheets.

                              - 3 -
/PAGE

                     LINCOLN SNACKS COMPANY

                         BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY

            AS OF DECEMBER 31, 1998 AND JUNE 30, 1998


                                           December 31,     June 30,
                                               1998           1998
                                           ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY      (Unaudited)

CURRENT LIABILITIES:
  Accounts payable                         $    292,334    $ 1,197,444
  Accrued expenses                            1,515,343      1,381,928
  Accrued trade promotions                    1,894,557      1,428,669
  Deferred gain-short term                       13,434         13,434
  Current portion of note payable                83,334        333,333
                                           ------------   ------------
Total current liabilities                     3,799,002      4,354,808

Deferred Gain                                    96,402        102,863
                                           ------------   ------------
TOTAL LIABILITIES                             3,895,404      4,457,671
                                           ------------   ------------
COMMITMENTS
STOCKHOLDERS' EQUITY:

  Common stock, $0.01 par value,
   20,000,000 shares authorized,
   6,450,090 shares issued at
   December 31, 1998 and June 30, 1998           64,501         64,501
  Special stock, $0.01 par value, 300,000
   shares authorized, none outstanding                0              0
  Additional paid-in capital                 18,010,637     18,010,637
  Accumulated deficit                       ( 7,497,637)   ( 6,433,288)
  Less: cost of common stock in
   treasury 118,300 shares                      (26,026)       (26,026)
                                           ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                   10,551,475     11,615,824
                                           ------------   ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       $ 14,446,879   $ 16,073,495
                                           ============   ============
/TABLE

         The accompanying notes to financial statements are an integral part of these balance sheets.

                              - 4 -
/PAGE

                     LINCOLN SNACKS COMPANY

                    STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997


                                               1998           1997
                                            -----------   ------------
                                            (Unaudited)   (Unaudited)
NET SALES                                   $ 7,884,089    $ 7,131,550

COST OF SALES                                 4,995,640      3,808,023
                                            -----------    -----------
  Gross profit                                2,888,449      3,323,527

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                       2,952,288      2,435,336

NON-RECURRING CHARGE                            227,000              0

NUT DIVISION WRITE-DOWN                         590,459              0
                                            -----------    -----------
  Income (loss) from operations                (881,298)       888,191

Net Planters Other Income                             0      1,376,000
Interest Income                                  21,044         22,939
Other Expenses                                        0        (19,441)
                                            -----------    -----------
  Income (loss) before provision
   for income taxes                            (860,254)     2,267,689

PROVISION FOR INCOME TAXES                       14,000         80,000
                                            -----------    -----------
  Net income (loss)                         $  (874,254)   $ 2,187,689
                                            ===========    ===========

BASIC NET INCOME (LOSS) PER SHARE           $     (0.14)   $       0.35
                                            ===========    ============
DILUTED NET INCOME (LOSS) PER SHARE         $     (0.14)   $       0.34
                                            ===========    ============
Weighted Average Number of
Shares Outstanding

  Basic                                       6,331,790       6,331,790
                                            ===========     ===========
  Diluted                                     6,331,790       6,422,693
                                            ===========     ===========
/TABLE

         The accompanying notes to financial statements are an integral part of these statements.

                              - 5 -
/PAGE

                     LINCOLN SNACKS COMPANY

                    STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

                                               1998           1997
                                           ------------   ------------
                                           (Unaudited)    (Unaudited)
NET SALES                                  $ 15,421,989   $ 12,871,761

COST OF SALES                                10,425,581      7,145,806
                                           ------------   ------------
  Gross profit                                4,996,408      5,725,955

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                       5,269,564      4,241,066

NON-RECURRING CHARGE                            227,000              0

NUT DIVISION WRITE-DOWN                         590,459              0
                                           ------------   ------------
  Income (loss) from operations              (1,090,615)     1,484,889

Net Planters Other Income                             0      1,376,000
Interest Income                                  50,266         35,708
Other Expenses                                        0        (19,438)
                                           ------------   ------------
  Income (loss) before provision
   for income taxes                          (1,040,349)     2,877,159

PROVISION FOR INCOME TAXES                       24,000         90,000
                                           ------------   ------------
  Net income (loss)                        $ (1,064,349)   $ 2,787,159
                                           ============   ============

BASIC NET INCOME (LOSS) PER SHARE          $      (0.17)  $       0.44
                                           ============   ============
DILUTED NET INCOME (LOSS) PER SHARE        $      (0.17)  $       0.44
                                           ============   ============
Weighted Average Number of
Shares Outstanding

  Basic                                       6,331,790      6,331,790
                                           ============   ============
  Diluted                                     6,331,790      6,397,119
                                           ============   ============
/TABLE

         The accompanying notes to financial statements are an integral part of these statements.

                              - 6 -
/PAGE

                     LINCOLN SNACKS COMPANY

          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

                           (UNAUDITED)


                    Common   Special       Paid In    Accumulated   Treasury
                     Stock     Stock       Capital        Deficit      Stock
                   -------   -------   -----------   ------------   --------
June 30, 1997      $64,501        $0   $18,010,637    ($8,100,126)  ($26,026)

Net income                                              2,787,159
                   -------   -------   -----------   ------------   --------
December 31,
1997               $64,501        $0   $18,010,637    ($5,312,967)  ($26,026)
                   =======   =======   ===========   ============   ========

June 30, 1998      $64,501        $0   $18,010,637   ($ 6,433,288)  ($26,026)

Net loss                                               (1,064,349)
                   -------   -------   -----------   ------------   --------
December 31,
1998               $64,501        $0   $18,010,637    ($7,497,637)  $(26,026)
                   =======   =======   ===========   ============   ========
/TABLE

         The accompanying notes to financial statements are an integral part of these statements.

                              - 7 -
/PAGE

                     LINCOLN SNACKS COMPANY
                    STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

                                               1998           1997
                                           ------------   ------------
                                           (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                        $ (1,064,349)   $ 2,787,159
  Adjustments to reconcile net income
  to cash provided by operating activities:
    Depreciation and amortization               433,596        349,678
    Allowance for doubtful accounts and
     cash discounts, net                         22,988         49,563
    Nut division write-down                     590,459              0

  Changes in Assets and Liabilities:
    Increase in accounts receivable            (421,268)    (1,601,397)
    Decrease in inventories                     335,494        163,622
    Increase in prepaid and
     other current assets                       (23,325)       (15,129)
    Increase (decrease) in accounts
      payable and accrued expenses             (312,268)       832,119
                                            -----------    -----------
  Net cash provided by (used in)
   operating activities                        (438,673)     2,565,615
                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                        (90,027)      (256,330)
                                            -----------    -----------
  Net cash used in investing activities         (90,027)      (256,330)
                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayments under note payable              (249,999)             0
                                            -----------    -----------
  Net cash used in
   financing activities                        (249,999)             0
                                            -----------    -----------
  Net increase (decrease) in cash              (778,699)     2,309,285

CASH, beginning of period                     3,726,400      1,606,357
                                           ------------   ------------
CASH, end of period                        $  2,947,701   $  3,915,642
                                           ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                            $      4,274   $          0
                                           ============   ============
  Income taxes paid                        $     54,260   $     43,173
                                           ============   ============
/TABLE

                              - 8 -
/PAGE

                     LINCOLN SNACKS COMPANY

                  NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998
                           (Unaudited)

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

(2)  Basis of Presentation:
     ----------------------
     The balance sheet as of December 31, 1998, and the related statements of operations for the three and six months ended December 31, 1998 and
     December 31, 1997, and changes in stockholders' equity and cash flows for the six months ended December 31, 1998 and December 31, 1997,  have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at and for periods ended
     December 31, 1998 and December 31, 1997 have been made.  During the interim periods presented, the accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods and described in the
     Company's Annual Report on Form 10-K for the twelve months ended June
     30, 1998 filed with the Securities and Exchange Commission on September
     22, 1998 (the "Annual Report").

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements included in the Annual Report. The results of operations for the three and six months ending December 31, 1998 and December 31, 1997 are not necessarily indicative of the operating results for the full year.

(3)  Net income (loss) per share:
     ----------------------------
     The Company adopted the provisions of Statement of Financial Accounting
     Standards No. 128 ("SFAS No. 128") in 1998.  This statement establishes standards for computing and presenting basic and diluted earnings per share.

     Options and warrants to purchase 487,800 and 338,500 shares of common stock were outstanding at December 31, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Additional options to purchase 238,359 shares of common stock were outstanding at December 31, 1998 but were not included in the computation of diluted earnings per share because the options would be anti-dilutive.

(4)  Credit Facility:
     ----------------
     In December 1993, the Company entered into a bank loan agreement, as amended, which provides for up to $4.0 million in revolver borrowings.
     There were no amounts outstanding under the revolving credit facility at
     December 31, 1998.  The credit facility is available through December 2,
     2000.  At that time, any borrowing under the credit facility becomes due.

     The credit facility requires the maintenance of various financial and other covenants including, but not limited to, earnings before interest, taxes, depreciation and amortization, tangible net worth and debt coverage. The financial covenants are to be met on a quarterly basis, and the minimum requirements vary by quarter.

     The Company currently meets its short-term liquidity needs from its cash on hand. The Company also has a revolving credit facility which facility is secured by a first priority, perfected security interest in substantially all of the Company's existing and after-acquired assets.
     The Company is in breach of its December EBITDA covenant and anticipates that this breach will continue through the March and June quarters. The
     Company is currently discussing its need to obtain waivers of the EBITDA covenant from the lender under this facility. Unless these waivers are obtained, the Company may be unable to draw down from this facility.
     However, the Company presently believes that its cash will be adequate to meet its needs for the next twelve months.

(5)  Inventory:
     ----------
     Inventory consists of the following:

                                           December 31,     June 30,
                                               1998           1998
                                           ------------   ------------
     Raw materials and supplies            $  1,390,236   $  1,385,854
     Finished Goods                             637,557        977,433
                                           ------------   ------------
                                           $  2,027,793   $  2,363,287
                                           ============   ============
/TABLE

(6)  Significant Customer:
     ---------------------
     Planters Company, a unit of Nabisco, Inc. ("Planters"), exclusively distributed the Company's Fiddle Faddle products (the "Products") from
     July 1995 to December 1997 pursuant to a distribution agreement which expired on December 31, 1997.  The distribution agreement required
     Planters to purchase an annual minimum number of equivalent cases of the
     Products during the term.  Sales to Planters represented 12% and 16% of net sales for the three and six months ended December 31, 1997.
     Effective January 1, 1998, the Company resumed marketing and distributing its Fiddle Faddle products at its historical selling prices.

(7)  Non-Recurring Charge:
     ---------------------
     The non-recurring charge of $227,000 represents severance related to the
     Company's former President and Chief Operating Officer and costs incurred during the relocation of the Company's new Chief Executive Officer.

(8)  Nut Division Write-down:
     ------------------------
     Management has discontinued its nut product line which consisted of honey roasted and dry roasted peanuts in canisters.  Goodwill of
     $367,800 relating to the nut product lines was written off.  The manufacturing equipment relating to the discontinued nut products was written down to the expected liquidation value which resulted in a
     $222,659 charge.

                             - 11 -

/PAGE

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS (UNAUDITED)
          ---------------------------------------------------------------
Results of Operations:
----------------------
Introduction
------------
     The Company's net sales are subject to significant seasonal variation, with results from operations fluctuating due to these trends.  This seasonality is due to customers' buying patterns of Poppycock during the traditional holiday season.  As a result, third and fourth calendar quarter sales account for a significant portion of the Company's annual sales.

     Planters Company, a unit of Nabisco, Inc. ("Planters"), exclusively distributed the Company's Fiddle Faddle products from July 1995 to December
1997 pursuant to a distribution agreement which expired on December 31, 1997.
The distribution agreement required Planters to purchase an annual minimum number of equivalent cases of the Products during the term. Sales to Planters represented 12% of net sales for the quarter and 16% of net sales for the six months ended December 31, 1997. Effective January 1, 1998, the Company resumed marketing and distributing its Fiddle Faddle products at its historical selling prices.


Three months ended December 31, 1998 versus December 31, 1997
-------------------------------------------------------------
     Overall net sales increased 11% or $.75 million to $7.88 million for the three months ended December 31, 1998 versus $7.13 million in the corresponding period of 1997.  Copack and private label sales increased while branded case sales declined versus a year ago.  The branded sales decline in the quarter was partially offset by the Company resuming distribution of Fiddle Faddle at historical selling prices which are higher than its selling prices to Planters during the same period last year.

     As part of its business, the Company copacks products for other entities.
One of its copack customers, which accounted for approximately 8% and 7% of the Company's net sales during the quarters ended December 31, 1998 and 1997, respectively, has notified the Company that it does not desire to continue the copack agreement. The termination of the copack agreement could have an adverse effect on the Company's future results of operations unless the Company secures replacement business.

     Gross profit decreased 13% or $.44 million to $2.89 million for the three months ended December 31, 1998 versus $3.32 million in the corresponding period of 1997. Gross profits decreased due to lower branded case sales with this decrease being partially offset by increased selling prices to historical levels following the Company's resumption of its distribution of Fiddle Faddle.
The decrease was also partially offset by increased gross profits relating to new copack and private label business.

     Selling, general and administrative expenses increased 21% or $.52 million to $2.95 million for the three months ended December 31, 1998 versus
$2.44 million for the same period in 1997. This increase was primarily due to the Company resuming the marketing and distribution of the Fiddle Faddle business.

     The non-recurring charge of $.23 million represents severance related to the Company's former President and Chief Operating Officer and costs incurred during the relocation of the Company's new Chief Executive Officer.

     Management has discontinued its nut product line which consisted of honey roasted and dry roasted peanuts in canisters. Goodwill of $.37 million relating to the nut product lines was written off. The manufacturing equipment relating to the discontinued nut products was written down to the expected liquidation value which resulted in a $.22 million charge.

     In 1997 the Company recognized Net Planters Other Income of $1.38 million which represents Planters compensation of $1.88 million to the Company for failing to achieve certain sales levels during the calendar year ending
December 31, 1997 which was partially offset by approximately $.50 million in non-recurring charges associated with initial efforts to rebuild the Fiddle
Faddle brand.

     The quarter loss of $.87 million versus a profit of $2.19 million in the same period in 1997 represents a decrease in earnings of $3.06 million. The earnings decline is attributable to lower branded sales which were partially offset by lower margin private label sales. Additionally, there were several non-recurring items contributing to the earnings decline: Net Planters Other
Income of $1.38 million recognized in 1997, the Nut Division write-down of $.59 million, and the non-recurring charge of $.23 million.


Six months ended December 31, 1998 versus December 31, 1997
-----------------------------------------------------------
     Overall net sales increased 20% or $2.55 million to $15.42 million for the six months ended December 31, 1998 versus $12.87 million in the corresponding period of 1997.  Copack and private label sales increased while branded case sales declined versus a year ago.  The branded sales decline in the period was partially offset by the Company resuming distribution of Fiddle
Faddle at historical selling prices which are higher than its selling prices to Planters during the same period last year.

     As part of its business, the Company copacks products for other entities.
One of its copack customers, which accounted for approximately 17% and 8% of the Company's net sales during the six months ended December 31, 1998 and 1997, respectively, has notified the Company that it does not desire to continue the copack agreement. The termination of the copack agreement could have an adverse effect on the Company's future results of operations unless the Company secures replacement business.

     Gross profit decreased 13% or $.73 million to $5.0 million for the six months ended December 31, 1998 versus $5.73 million in the corresponding period of 1997. Gross profits decreased due to lower branded case sales with this decrease being partially offset by increased selling prices to historical levels following the Company's resumption of its distribution of Fiddle Faddle.
The decrease was also partially offset by increased gross profits relating to new copack and private label business.

     Selling, general and administrative expenses increased 24% or $1.03 million to $5.27 million for the six months ended December 31, 1998 versus
$4.24 million for the same period in 1997. This increase was primarily due to the Company resuming the marketing and distribution of the Fiddle Faddle business.

     The non-recurring charge of $.23 million represents severance related to the Company's former President and Chief Operating Officer and costs incurred during the relocation of the Company's new Chief Executive Officer.

     Management has discontinued its nut product line which consisted of honey roasted and dry roasted peanuts in canisters. Goodwill of $.37 million relating to the nut product lines was written off. The manufacturing equipment relating to the discontinued nut products was written down to the expected liquidation value which resulted in a $.22 million charge.

     In 1997 the Company recognized Net Planters Other Income of $1.38 million which represents Planters compensation of $1.88 million to the Company for failing to achieve certain sales levels during the calendar year ending
December 31, 1997 which was partially offset by approximately $.50 million in non-recurring charges associated with initial efforts to rebuild the Fiddle
Faddle brand.

     The year to date loss of $1.06 million versus a profit of $2.79 million in the same period in 1997 represents a decrease in earnings of $3.85 million.
The earnings decline is attributable to lower branded sales which were partially offset by lower margin private label and copack sales. Additionally, there were several non-recurring items contributing to the earnings decline:
Net Planters Other Income of $1.38 million recognized in 1997, the Nut Division write-down of $.59 million, and the non-recurring charge of $.23 million.


Liquidity and Capital Resources
-------------------------------
     As of December 31, 1998, the Company had working capital of $3.36 million compared to a working capital of $3.50 million at June 30, 1998 (the Company's fiscal year end), a decrease in working capital of $.14 million.  The decrease in working capital is primarily attributable to the Company's net loss of $1.06 million less non cash charges for the Nut Division write-down of $.59 million, depreciation and amortization of $.43 million for the six months ended December
31, 1998.

     The Company currently meets its short-term liquidity needs from its cash on hand. The Company also has a revolving credit facility which facility is secured by a first priority, perfected security interest in substantially all of the Company's existing and after-acquired assets. The Company is in breach of its December EBITDA covenant and anticipates that this breach will continue through the March and June quarters. The Company is currently discussing its need to obtain waivers of the EBITDA covenant from the lender under this facility. Unless these waivers are obtained, the Company may be unable to draw down from this facility. However, the Company presently believes that its cash will be adequate to meet its needs for the next twelve months.

     Management continues to focus on increasing product distribution and is reviewing all operating costs with the objective of increasing profitability and ensuring future liquidity. However, there can be no assurance that any of these objectives will be achieved in future periods.

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


                                             Six Months Ended
                                         ----------------------------
                                         December 31,   December 31,
                                               1998           1997
                                         ------------   -------------
                                               (in thousands)

Net cash provided by (used in)
 operating activities                        $ (439)      $  2,566

Net cash used in investing activities           (90)          (256)

Net cash used in financing activities          (250)             0

/TABLE

     Net cash provided by operating activities decreased $3.01 million to $.44 million during the six months ended December 31, 1998 compared to cash provided of $2.57 million in 1997. The decrease is primarily due to a decrease in net income of $3.85 million for the six months ended December 31, 1998 versus
December 31, 1997.

     Net cash used in investing activities of $.09 million and $.26 million for the six months ended December 31, 1998 and 1997, respectively, represents capital expenditures.

     Net cash used in financing activities for the period ended December 31, 1998 was $.25 million, which consisted of repayments under the note payable.
No cash was used in or provided by financing activities for the six months ended December 31, 1997.


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

     The Company has identified its critical management information systems hardware and software and is in the process of determining whether they are Year 2000 compliant. The Company's assessment of its hardware and software
Year 2000 compliance is highly dependent upon representations from the hardware and software manufacturers. The Company cannot now predict reliably the costs which might be incurred by it in making these systems Year 2000 compliant.

     Other systems used by the Company in conducting its business are also dependent on microprocessor components. These would include manufacturing equipment and building control systems. The Company has compiled an inventory of the other systems it uses and is assessing each of those systems for their Year 2000 compliance. The Company's assessment is highly dependent upon the expertise and representations from the manufacturers of the Company's equipment. The Company cannot now predict reliably the costs which might be incurred by it in making these systems Year 2000 compliant.

     The Company relies on third parties for all of its manufacturing supplies of water, utilities, transportation and other key services. Interruption of supplier operations due to Year 2000 issues could affect Company operations.
The Company has initiated efforts to evaluate the status of suppliers' efforts and to determine alternatives and contingency plan requirements which will include identification of alternate suppliers and accumulation of inventory to assure production capability where feasible or warranted. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure.

     The Company is dependent upon its customers for sales and cash flow.
Year 2000 interruptions in the Company's customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. The Company has sent questionnaires to its significant customers to determine whether their information management systems and other technology assets are Year 2000 compliant. The Company is monitoring the status of its customers as a means of determining risks and alternatives.

     Although the Company has received some responses to its inquiries, until the Company receives all responses to its inquiries, it cannot assess whether a failure of one or more of the information systems of its suppliers, vendors or customers would likely have a material adverse effect on the Company.


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

                             - 16 -

/PAGE

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                          Not Applicable

Item 2.   Changes in Securities                      Not Applicable

Item 3.   Defaults Upon Senior Securities            Not Applicable

Item 4.   Submission of Matters
          to a Vote of Security Holders

          The Annual Meeting of the Shareholders of the Registrant was held on November 19, 1998, pursuant to notice, at which meeting the following persons were elected directors of the Registrant to hold office until the next Annual Meeting of Stockholders and until their respective successors are duly elected and qualified, and who received the number of votes indicated opposite their names:



                                                  NUMBER      ABSTENTIONS
                                      NUMBER OF   OF VOTES    AND BROKER
          NAME:                       VOTES FOR:  WITHHELD:   NON-VOTES:
          ------------------------    ----------  ---------   -----------
          Hendrik J. Hartong, Jr.      5,895,860     9,100        NONE
          John T. Gray                 5,895,860     9,100        NONE
          Ian B. MacTaggart            5,895,860     9,100        NONE
          C. Alan MacDonald            5,895,860     9,100        NONE
          Hendrik J. Hartong III       5,895,860     9,100        NONE

/TABLE

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


                             - 18 -
/PAGE

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



February 11, 1999       Lincoln Snacks Company
                        (Registrant)



                        By:     /s/Hendrik J. Hartong III
                                --------------------------------------
                        Name:   Hendrik J. Hartong III
                        Title:  President and Chief Executive Officer;
                                Director
                                (Principal Executive Officer)


                        By:     /s/Kristine A. Crabs
                                ---------------------------------------
                        Name:   Kristine A. Crabs
                        Title:  Vice President and Chief Financial
                                Officer, Secretary and Treasurer
                                (Principal Financial Officer and
                                Principal Accounting Officer)


                             - 19 -
