Form 10-Q
period 1999-03-31
LINCOLN SNACKS CO
filed 1999-05-13
CIK 914642

SECURITIES AND EXCHANGE COMMISSION

	Washington, DC 20549

	----------------------

	FORM 10-Q

	[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Quarterly Period Ended March 31, 1999

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

Yes    X     No

The number of shares of the issuer's Common Stock, $.01 par value, outstanding on May 7, 1999 was 6,331,790 shares.


	LINCOLN SNACKS COMPANY
	INDEX TO FORM 10-Q
                                            	PAGE
Part I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Balance Sheets as of March 31, 1999
and June 30, 1998					                      	3-4

Statements of Operations for the
three months ended March 31, 1999
and March 31, 1998					                     	5

Statements of Operations for the
nine months ended March 31, 1999
and March 31, 1998						                     6

Statements of Changes in Stockholders'
Equity for the nine months ended
March 31, 1999 and March 31, 1998			         7

Statements of Cash Flows for the
nine months ended March 31, 1999
and March 31, 1998						                     8

Notes to Financial Statements				            9-11

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS							                            12-17

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE
ABOUT MARKET RISK						                      17

Part II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS						              18

Item 2.	CHANGES IN SECURITIES					           18

Item 3.	DEFAULTS UPON SENIOR SECURITIES			   18

Item 4.	SUBMISSION OF MATTERS TO A VOTE
  OF SECURITY HOLDERS					                   18

Item 5.	OTHER INFORMATION						              18

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K			  18-19

SIGNATURES									                          20

	LINCOLN SNACKS COMPANY
	BALANCE SHEETS
	ASSETS
	AS OF MARCH 31, 1999 AND JUNE 30, 1998

                                            	  March 31,  	  June 30,
                                              	    1999   	    1998
           ASSETS			                        		(Unaudited)
                                              -----------   ------------
CURRENT ASSETS:
  Cash							                                $  2,002,082	  $  3,726,400
  Accounts receivable (net of allowance
  for doubtful accounts and cash discounts
  of $361,976 and $322,509 respectively)	       2,475,054	     1,703,427
  Inventories			                              		2,552,629	     2,363,287
  Prepaid and other current assets		               51,828	        61,557
                                             ------------   ------------
Total current assets			                        	7,081,593	     7,854,671

PROPERTY, PLANT AND EQUIPMENT:

  Land			                                     				370,000       	370,000
  Building and leasehold improvements          	1,793,259     	1,782,992
  Machinery and equipment			                    4,641,710     	5,023,795
  Construction in process			                       39,143	        13,093
                                             ------------   ------------
                                          						6,844,112     	7,189,880

  Less: accumulated depreciation
   and amortization	                      			  (3,160,193) 	  (2,877,571)
                                             ------------   ------------
                                          						3,683,919	     4,312,309

INTANGIBLE AND OTHER ASSETS,
net of accumulated amortization of
$890,909 and $826,967				                       3,392,573	     3,906,515
                                             ------------   ------------

TOTAL ASSETS			                           			$ 14,158,085	  $ 16,073,495
                                             ============   ============

	The accompanying notes to financial statements are an integral part of these balance sheets.

	LINCOLN SNACKS COMPANY
	BALANCE SHEETS
	LIABILITIES AND STOCKHOLDERS' EQUITY
	AS OF MARCH 31, 1999 AND JUNE 30, 1998

                                           	   March 31,  	  June 30,
                                            	      1999    	    1998
                                             ------------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY       	  (Unaudited)

CURRENT LIABILITIES:
  Current portion of note payable		          $       ---	   $   333,333
  Accounts payable	                               564,167     1,197,444
  Accrued expenses			                         		1,657,019	    1,381,928
  Accrued trade promotions			                   1,949,209	    1,428,669
  Deferred gain-short term			                      13,434	       13,434
                                             ------------   -----------
Total current liabilities		                    	4,183,829	    4,354,808

Deferred Gain			                           		      93,171	      102,863
                                             ------------   -----------
TOTAL LIABILITIES                       					   4,277,000 	   4,457,671
                                             ------------   -----------
COMMITMENTS
STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value,
   20,000,000 shares authorized,
   6,450,090 shares issued at
   December 31, 1998 and June 30, 1998	            64,501	       64,501
  Special stock, $0.01 par value, 300,000
   shares authorized, none outstanding               	---	          ---
  Additional paid-in capital                			18,010,637	   18,010,637
  Accumulated deficit		                     		( 8,168,027) 	( 6,433,288)
  Less: cost of common stock in
   treasury 118,300 shares			                     (26,026)	     (26,026)
                                              -----------   -----------
TOTAL STOCKHOLDERS' EQUITY			                   9,881,085	   11,615,824
                                              -----------   -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY		                     		$ 14,158,085	 $ 16,073,495
                                             ============  ============

	The accompanying notes to financial statements are an integral part of these balance sheets.

	LINCOLN SNACKS COMPANY
	STATEMENTS OF OPERATIONS
	FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

                                           	   1999      	   1998
                                            -----------   -----------
                                     							(Unaudited)  	(Unaudited)
NET SALES						                             $ 4,758,471	  $ 4,623,716

COST OF SALES			                     		       3,316,723     3,386,474
                                            -----------   -----------
  Gross profit				                           	1,441,748	    1,237,242

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES			                 	  2,071,425	    1,632,009

NON-RECURRING CHARGE		                    		     59,633	          ---
                                            -----------   -----------
  Loss from operations	                     			(689,310)    	(394,767)

Interest Income		                        			     28,912	       51,605
                                            -----------   -----------
  Loss before provision
   for income taxes				                        (660,398)    	(343,162)

PROVISION FOR INCOME TAXES			                    10,000	       10,000
                                            -----------   -----------
  Net loss			                            			$  (670,398) 	$  (353,162)
                                            ===========   ===========

BASIC NET LOSS PER SHARE	               			 $     (0.11)	 $     (0.06)
                                            ===========   ===========
DILUTED NET LOSS PER SHARE			               $     (0.11)	 $     (0.06)
                                            ===========   ===========

Weighted Average Number of
Shares Outstanding

  Basic		                              				   6,331,790 	   6,331,790
                                            ===========   ===========
  Diluted	                            					   6,331,790	    6,331,790
                                            ===========   ===========


	The accompanying notes to financial statements are an integral part of these statements.

	LINCOLN SNACKS COMPANY
	STATEMENTS OF OPERATIONS
	FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

                                             	    1999    	    1998
                                               -----------  -----------
                                              	(Unaudited)	 (Unaudited)
NET SALES	                              					$ 20,180,460	 $ 17,495,477

COST OF SALES			                           		  13,742,304	   10,532,280
                                              -----------   -----------
  Gross profit	                             				6,438,156	    6,963,197

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	                  			   7,340,980	    5,873,073

NON-RECURRING CHARGE				                          286,633	          ---

NUT DIVISION WRITE-DOWN                  				     590,459	          ---

NET PLANTERS OTHER INCOME		                 	         ---	   (1,376,000)
                                              -----------   -----------
  Income (loss) from operations              		(1,779,916)   	2,466,124

Interest Income		                               			79,177       	87,313
Other Expenses					                                   ---	      (19,441)
                                              -----------   -----------
  Income (loss) before provision
   for income taxes		                        		(1,700,739)   	2,533,996

PROVISION FOR INCOME TAXES			                      34,000	      100,000
                                             ------------   -----------
  Net income (loss)	                      			$ (1,734,739)	 $ 2,433,996
                                             ============   ===========

BASIC NET INCOME (LOSS) PER SHARE	         	 $      (0.27)	$       0.38
                                             ============  ============
DILUTED NET INCOME (LOSS) PER SHARE       		 $      (0.27)	$       0.38
                                             ============  ============
Weighted Average Number of
Shares Outstanding

  Basic	                                					   6,331,790	    6,331,790
                                             ============   ===========
  Diluted			                              			   6,331,790	    6,397,119
                                             ============   ===========

	The accompanying notes to financial statements are an integral part of these statements.

	LINCOLN SNACKS COMPANY
	STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
	FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
	(UNAUDITED)

                    	Common	  Special  	  Paid In	  Accumulated	  Treasury
                    	 Stock 	   Stock 	   Capital    	  Deficit   	  Stock
                     ------   -------     -------   -----------   --------
June 30, 1997	      $64,501	   $---	   $18,010,637	 ($8,100,126)	 ($26,026)

Net income	            	---	    ---	           ---   	2,433,996	       ---
                    -------   ------   -----------  -----------   --------

March 31, 1998	     $64,501	   $---	   $18,010,637	 $(5,666,130) 	$(26,026)
                    =======   ======   ===========  ===========   ========


June 30, 1998	      $64,501	   $---	   $18,010,637	 ($6,433,288)	 ($26,026)

Net loss	              	---	    ---	           ---	  (1,734,739)	      ---
                    -------   ------   -----------  -----------   ---------

March 31, 1999	     $64,501	   $---	   $18,010,637	($ 8,168,027)	  $(26,026)
                    =======   ======   =========== ============   =========

	The accompanying notes to financial statements are an integral part of these statements.

	LINCOLN SNACKS COMPANY
	STATEMENTS OF CASH FLOWS
	FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

                                                	    1999    	    1998
                                                  ----------  -----------
                                           							(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)		                         		$ (1,734,738)	$ 2,433,996
  Adjustments to reconcile net income
  to cash provided by operating activities:
    Depreciation and amortization		                  628,705     	558,484
    Allowance for doubtful accounts and
     cash discounts, net				                          39,467	      48,207
    Nut division write-down	                       		590,459         	---

  Changes in Assets and Liabilities:
    (Increase) decrease in accounts
     receivable	                                				(811,094)	    623,179
    (Increase) decrease in inventories             	(189,342)	   (701,681)
    (Increase) decrease in prepaid and
     other current assets		                           	9,729	     (10,308)
    Increase (decrease) in accounts
      payable and accrued expenses	             	    152,661	     759,999
                                                  ----------   ----------
  Net cash provided by (used in)
   operating activities				                       (1,314,153)	  3,711,876
                                                  ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures		                         		(76,832)	   (335,173)
    Acquisition (net of cash)			                         ---	    (800,160)
                                                  ----------   ----------
  Net cash used in investing activities	             (76,832)	 (1,135,333)
                                                  ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments under short term note		              (333,333)	    (41,667)
                                                  ----------   ----------
  Net cash used in
   financing activities	                      			   (333,333)     (41,667)
                                                  ----------   ----------
  Net increase (decrease) in cash	               	(1,724,318)	  2,534,876


CASH, beginning of period                     			  3,726,400	   1,606,357
                                                  ----------   ----------
CASH, end of period		                          		$ 2,002,082	 $ 4,141,233
                                                 ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                             					$     5,003	 $       ---
                                                 ===========  ===========
  Income taxes paid			                          	$    54,260	 $    80,715
                                                 ===========  ===========

	LINCOLN SNACKS COMPANY
	NOTES TO FINANCIAL STATEMENTS
	MARCH 31, 1999
	(Unaudited)

(1)	The Company:
----------------
Lincoln Snacks Company ("Lincoln" or the "Company"), formerly Lincoln Foods Inc., is a Delaware corporation and is a majority-owned subsidiary of Brynwood Partners III, L.P. (the "Parent"). Prior to June 1998, the Company was a majority-owned subsidiary of Noel Group, Inc. ("Noel"). Lincoln is engaged in the manufacture and marketing of caramelized pre-popped popcorn and glazed popcorn/nut mixes. Sales of the Company's products are subject to seasonal trends with a significant portion of sales occurring in the last four months of the calendar year.

(2)	Basis of Presentation:
--------------------------
The balance sheet as of March 31, 1999, and the related statements of operations for the three and nine months ended March 31, 1999 and March 31, 1998, and changes in stockholders' equity and cash flows for the nine months ended March 31, 1999 and March 31, 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at and for periods ended March 31, 1999 and March 31, 1998 have been made. During the interim periods presented, the accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods and described in the Company's Annual Report on Form 10-K for the twelve months ended June 30, 1998 filed with the Securities and Exchange Commission on September 22, 1998 (the "Annual Report").

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements included in the Annual Report. The results of operations for the three and nine months ending March 31, 1999 and March 31, 1998 are not necessarily indicative of the operating results for the full year.

(3)	Net income (loss) per share:
--------------------------------
The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") in 1998. This statement establishes standards for computing and presenting basic and diluted earnings per share.

Options and warrants to purchase 509,750 shares of common stock were outstanding at March 31, 1999 but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

Options to purchase 65,329 shares of common stock were outstanding at March 31, 1998 and included in the computation of diluted earnings per share for the nine months ended March 31, 1998. Additional options and warrants to purchase 877,550 and 812,221 shares of common stock were not included in the computation of diluted earnings per share for the three and nine months ended March 31, 1998, respectively, as the effect would be anti-dilutive.

(4)	Credit Facility:
---------------------
In December 1993, the Company entered into a bank loan agreement, as amended, which provides for up to $4.0 million in revolver borrowings. There were no amounts outstanding under the revolving credit facility at March 31, 1999. The credit facility is available through December 2, 2000. At that time, any borrowing under the credit facility becomes due.

The credit facility requires the maintenance of various financial and other covenants including, but not limited to, earnings before interest, taxes, depreciation and amortization ("EBITDA"), tangible net worth and debt coverage. The financial covenants are to be met on a quarterly basis, and the minimum requirements vary by quarter.

On April 1, 1999, the Company executed and delivered a Convertible Subordinated Debenture (the "Debenture") in favor of Brynwood Partners III L.P., ("Brynwood III"), in the principal amount of $5,000,000. The Debenture bears interest at the rate of 6% per annum, matures on December 31, 2001 and is convertible, at the option of Brynwood III, for shares of common stock of the Company at any time after a Convertability Event (as defined in the Debenture). The note is convertible at $1.37 per share into shares of common stock.

The Company currently is in breach of certain covenants set forth in the revolving credit agreement, including the EBITDA covenants as of March 31, 1999 and the requirement of obtaining the bank's consent relative to the Brynwood borrowing. The Company anticipates that this situation will continue. The Company is currently discussing its need to modify the credit facility with the lender. However, there can be no assurance that the bank will modify the credit facility so that the Company would no longer be in breach of the facility agreement. As a result of these breaches, the Company is unable to draw down from this facility at this time. However, the Company presently believes that its cash will be adequate to meet its needs for the next twelve months.

(5)	Inventory:
---------------

Inventory consists of the following:

                                       	March 31,	        June 30,
                                   	        1999	            1998
                                     -----------     ------------
Raw materials and supplies	        	$  1,745,168	    $  1,385,854
Finished Goods				                       807,461	         977,433
                                    ------------     ------------
                                   	$  2,552,629	    $  2,363,287
                                    ============     ============


(6)	Significant Customer:
-------------------------
Planters Company, a unit of Nabisco, Inc. ("Planters"), exclusively distributed the Company's Fiddle Faddle products (the "Products") from July 1995 to December 1997 pursuant to a distribution agreement which expired on December 31, 1997. The distribution agreement required Planters to purchase an annual minimum number of equivalent cases of the Products during the term. Sales to Planters represented 12% of net sales for the nine months ended March 31, 1998. Effective January 1, 1998, the Company resumed marketing and distributing its Fiddle Faddle products at its historical selling prices.

In 1997, the Company recognized Net Planters Other Income of $1,376,000 which represents Planters compensation of $1,876,000 to the Company for failing to achieve certain sales levels during the calendar year ending December 31, 1997 which was partially offset by approximately $500,000 in non-recurring charges associated with initial efforts to rebuild the Fiddle Faddle brand.

(7)	Non-Recurring Charge:
-------------------------
The non-recurring charge of $59,633 and $286,633 for the three months and nine months ended March 31, 1999, respectively, represents $177,000 of severance related to the Company's former President and Chief Operating Officer, $50,000 costs incurred during the relocation of the Company's new Chief Executive Officer, and $59,633 million of severance related to former employees. All amounts have been paid as of March 31, 1999.

(8)	Nut Division Write-down:
----------------------------
The Company discontinued its nut division operations during the fiscal quarter ended December 31, 1998. Management determined that the nut division product lines were no longer viable because of continued sales declines resulting from increased competitive activity. Nut division sales were $49,560 and $769,427 for the nine months ended March 31, 1999 and 1998, respectively.

As a result, all of the goodwill related to the nut division ($367,800) was written off. Similarly, manufacturing equipment (book value of $272,659) was written down to $50,000, the expected liquidation value. The write-downs of goodwill and manufacturing equipment comprise the "Nut Division Write-Down" of $590,459 in the statement of operations. The Company expects the equipment to be sold during 1999, and no additional charges are anticipated with respect to the discontinuance of nut division operations.

The division's operating income (loss) was ($28,489), excluding the "nut division write-down," and $1,807, including depreciation of $28,941 and $48,780 and goodwill amortization of $7,500 and $11,500, for the nine months ended March 31, 1999 and 1998, respectively.

ITEM 2.  -	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (UNAUDITED)
---------------------------------------------------------------------------
Results of Operations:
----------------------
Introduction
-------------
The Company's net sales are subject to significant seasonal variation, with results from operations fluctuating due to these trends. This seasonality is due to customers' buying patterns of Poppycock during the traditional holiday season. As a result, third and fourth calendar quarter sales account for a significant portion of the Company's annual sales.

Planters Company, a unit of Nabisco, Inc. ("Planters"), exclusively distributed the Company's Fiddle Faddle products from July 1995 to December 1997 pursuant to a distribution agreement which expired on December 31, 1997. The distribution agreement required Planters to purchase an annual minimum number of equivalent cases of the Products during the term. Effective January 1, 1998, the Company resumed marketing and distributing its Fiddle Faddle products at its historical selling prices. Sales to Planters represented 12% of net sales for the nine months ended March 31, 1998.

Three months ended March 31, 1999 versus March 31, 1998
-------------------------------------------------------
Overall net sales increased 3% or $.14 million to $4.76 million for the three months ended March 31, 1999 versus $4.62 million in the corresponding period of 1998. Branded sales increased to 68% of net sales versus 59% a year ago, private label sales increased to 27% of net sales versus 9% a year ago, while copack sales declined to 5% of net sales versus 32% a year ago.

As part of its business, the Company copacks products for other entities. One of its copack customers, which accounted for approximately 5% and 32% of the Company's net sales during the quarters ended March 31, 1999 and 1998, respectively, terminated its copack agreement with the Company. The termination of the copack agreement could have an adverse effect on the Company's future results of operations unless the Company secures replacement business.

Gross profit increased 17% or $.20 million to $1.44 million for the three months ended March 31, 1999 versus $1.24 million in the corresponding period of 1998. Gross profits increased due to increases in higher margin branded and private label sales.

Selling, general and administrative expenses increased 27% or $.44 million to $2.07 million for the three months ended March 31, 1999 versus $1.63 million for the same period in 1998. The increase is primarily due to variable selling costs associated with increases in branded and private label sales, increases in marketing costs associated with development of new products and an increase in selling overhead.

The non-recurring charge of $59 thousand represents severance payments made to former employees of the Company in the quarter.

The quarter loss of $.67 million versus a loss of $.35 million in the same period in 1998 represents a decrease in earnings of $.32 million. The increase in earnings attributable to increases in branded and private label sales was offset by increases in marketing and selling costs.

Nine months ended March 31, 1999 versus March 31, 1998
-------------------------------------------------------
Overall net sales increased 15% or $2.68 million to $20.18 million for the nine months ended March 31, 1999 versus $17.50 million in the corresponding period of 1998. Private label sales increased to 18% of net sales while branded sales declined to 67% of net sales compared with 2% and 83% during the same period a year ago. Copack sales remained flat at 15% of net sales in both periods. The branded sales decline in the period was partially offset by the Company resuming distribution of Fiddle Faddle at historical selling prices which are higher than its selling prices to Planters during the same period last year. The Planters Agreement was in effect from July 1, 1997 to December 31, 1997, at which time the agreement terminated.

During the nine months ended March 31, 1998, the Company's sales to Planters represented payments, in lieu of manufactured cases, at predetermined rates which were lower than the Company's historical selling rates. The Company's case sales of Fiddle Faddle declined during the nine months ended March 31, 1999 primarily due to the termination of the Planters Agreement.
The decline in case sales was offset by a $2.01 million increase in Fiddle Faddle sales due to the Company's resumption of Fiddle Faddle distribution at historical selling prices which are higher than its selling prices to Planters. The dollar increase in sales is offset by increases in cost of sales and variable selling costs relating to the Company's distribution of Fiddle Faddle.

Net sales to Planters were 12% of net sales for the nine months ended March 31, 1998.

As part of its business, the Company copacks products for other entities. One of its copack customers, which accounted for approximately 14% and 15% of the Company's net sales during the nine months ended March 31, 1999 and 1998, respectively, terminated its copack agreement with the Company. The termination of the copack agreement could have an adverse effect on the Company's future results of operations unless the Company secures replacement business.

Gross profit decreased 8% or $.52 million to $6.44 million for the nine months ended March 31, 1999 versus $6.96 million in the corresponding period of 1998. Gross profits decreased due to lower branded case sales with this decrease being partially offset by increased selling prices to historical levels following the Company's resumption of its distribution of Fiddle Faddle. The decrease was also partially offset by increased gross profits relating to the private label business.

Selling, general and administrative expenses increased 25% or $1.47 million to $7.34 million for the nine months ended March 31, 1999 versus $5.87 million for the same period in 1998. This increase was primarily due to increases in selling costs associated with the Company's resumption of the marketing and distribution of the Fiddle Faddle business, an increase in marketing costs associated with development of new products, and an increase in selling overhead.

The non-recurring charge of $.29 million represents $.18 million of severance related to the Company's former President and Chief Operating Officer, $.05 million costs incurred during the relocation of the Company's new Chief Executive Officer and $.06 million of severance related to former employees. All amounts have been paid as of March 31, 1999.

The Company discontinued its nut division operations during the fiscal quarter ended December 31, 1998. Management determined that the nut division product lines were no longer viable because of continued sales declines resulting from increased competitive activity. Nut division sales were $.05 million and $.77 million for the nine months ended March 31, 1999 and 1998, respectively.

As a result, all of the goodwill related to the nut division ($.37 million) was written off. Similarly, manufacturing equipment (book value of $.27 million) was written down to $50 thousand, the expected liquidation value. The write-downs of goodwill and manufacturing equipment comprise the "Nut Division Write-Down" of $.59 million in the statement of operations. The Company expects the equipment to be sold during 1999, and no additional charges are anticipated with respect to the discontinuance of nut division operations.

The nut division's operating loss, excluding the "nut division write-down" was $28 thousand including depreciation of $29 thousand and goodwill amortization of $8 thousand for the nine months ended March 31, 1999.

The nut division's operating income was $1 thousand including depreciation of $49 thousand and goodwill amortization of $12 thousand for the nine months ended March 31, 1998.

In 1997, the Company recognized Net Planters Other Income of $1.38 million which represents Planters compensation of $1.88 million to the Company for failing to achieve certain sales levels during the calendar year ending December 31, 1997 which was partially offset by approximately $.50 million in non-recurring charges associated with initial efforts to rebuild the Fiddle Faddle brand.

The Company has approximately $4.6 million in NOL carryforwards. The Company has recorded a valuation allowance related to these NOL's due to the Company's brief operating history and recent losses.

The year to date loss of $1.73 million versus a profit of $2.43 million in the same period in 1998 represents a decrease in earnings of $4.17 million. The earnings decline is attributable to lower branded sales which were partially offset by lower margin private label and copack sales.
Additionally, there were several non-recurring items contributing to the earnings decline: Net Planters Other Income of $1.38 million recognized in 1997, the Nut Division write-down of $.59 million, and the non-recurring charge of $.29 million.

Liquidity and Capital Resources
-------------------------------
As of March 31, 1999, the Company had working capital of $2.90 million compared to a working capital of $3.50 million at June 30, 1998 (the Company's fiscal year end), a decrease in working capital of $.60 million. The decrease in working capital is primarily attributable to the Company's net loss of $1.7 million less non cash charges for the Nut Division write-down of $.59 million, depreciation and amortization of $.629 million for the nine months ended March 31, 1999.

On April 1, 1999, the Company executed and delivered a Convertible Subordinated Debenture (the "Debenture") in favor of Brynwood Partners III L.P., ("Brynwood III"), in the principal amount of $5,000,000. The Debenture bears interest at the rate of 6% per annum, matures on December 31, 2001 and is convertible, at the option of Brynwood III, for shares of Common Stock of the Company at any time after a Convertability Event (as defined in the Debenture). The note is convertible at $1.37 per share into shares of common stock.

The Company currently meets its short-term liquidity needs from its cash on hand. The Company also has a revolving credit facility which facility is secured by a first priority, perfected security interest in substantially all of the Company's existing and after-acquired assets. There are no outstanding balances under this credit facility. The Company currently is in breach of certain covenants set forth in the revolving credit agreement, including the EBITDA covenants as of March 31, 1999 and the requirement of obtaining the bank's consent relative to the Brynwood borrowing. The Company anticipates that this situation will continue. The Company is currently discussing its need to modify the credit facility with the lender. However, there can be no assurance that the bank will modify the credit facility so that the Company would no longer be in breach of the facility agreement. As a result of these breaches, the Company is unable to draw down from this facility at this time. However, the Company presently believes that its cash will be adequate to meet its needs for the next twelve months.

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


                                       						    Nine Months Ended
                                           	March 31,	        March 31,
                                          	     1999	             1998
                                            --------          --------
                                          						  (in thousands)
Net cash provided by (used in)
 operating activities				                   $ (1,314)	        $  3,712

Net cash used in investing activities           	(77)          	(1,135)

Net cash used in financing activities	          (333)             	(42)


Net cash provided by operating activities decreased $5.03 million to a use of $1.31 million during the nine months ended March 31, 1999 compared to cash provided of $3.7 million in 1998. The decrease is primarily due to a decrease in net income of $4.17 million for the nine months ended March 31, 1999 versus March 31, 1998 coupled with increases in accounts receivable due to the timing of sales and cash receipts.

Net cash used in investing activities of $.07 million and $1.1 million for the nine months ended March 31, 1999 and 1998, respectively, represents capital expenditures.

Net cash used in financing activities of $.33 million and $.04 million for the nine months ended March 31, 1999 and 1998, respectively, consisted of repayments under the note payable.

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

The Company has identified its critical management information systems hardware and software and is in the process of determining whether they are Year 2000 compliant. The Company's assessment of its hardware and software Year 2000 compliance is highly dependent upon representations from the hardware and software manufacturers. The Company plans to complete testing of its critical hardware and software by August 1999. The Company does not believe it will cost more than $.1 million to make these systems Year 2000 compliant.

Other systems used by the Company in conducting its business are also dependent on microprocessor components. These would include manufacturing equipment and building control systems. The Company has assessed each of the systems and has completed any necessary replacements or upgrades to make critical manufacturing and building control systems Year 2000 compliant. The Company's assessment was highly dependent upon the expertise and representations from the manufacturers of the Company's equipment.

The Company relies on third parties for all of its manufacturing raw materials, supplies, water, utilities, transportation and other key services. Interruption of supplier operations due to Year 2000 issues could affect Company operations. The Company sent vendor questionnaires to critical third parties it relies upon. The Company has received satisfactory responses from the majority of its critical third parties documenting they will be Year 2000 complaint. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure.

The Company is dependent upon its customers for sales and cash flow.
Year 2000 interruptions in the Company's customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. The Company has sent questionnaires to its significant customers to determine whether their information management systems and other technology assets are Year 2000 compliant. The Company has received satisfactory responses from the majority of its significant customers documenting that they will be Year 2000 compliant. The Company is monitoring the status of its customers as a means of determining risks and alternatives.

Although the Company has received the majority of the responses to its inquiries, until the Company receives all responses to its inquiries, it cannot assess whether a failure of one or more of the information systems of its suppliers, vendors or customers would likely have a material adverse effect on the Company.

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


ITEM 3.  -	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
---------------------------------------------------------------------
Not Applicable.


<PABE>

PART II.	  OTHER INFORMATION

Item 1.	   Legal Proceedings	           		                  Not Applicable

Item 2.	   Changes in Securities		                          Not Applicable

Item 3.	   Defaults Upon Senior Securities	                 Not Applicable

Item 4.	   Submission of Matters
           to a Vote of Security Holders	                   Not Applicable

Item 5.	   Other Information			                             Not Applicable

Item 6.	   Exhibits and Reports on Form 8-K

           a	   Exhibits

                (2)	  Not Applicable

                (3)	  Articles of Incorporation and By-Laws

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

                (4) Convertible Subordinated Debenture by the Company in favor of Brynwood Partners III, L.P. (Incorporated by reference to Exhibit 4.1 of the Company's current report on Form 8-K filed on April 4, 1999.)

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

                Form 8-K was filed on April 8, 1999 with the Securities and Exchange Commission which reported the following item:

                Item 5. Other Events - Disclosure of a Convertible Subordinated Debenture executed and delivered on April 1, 1999, between the Company and Brynwood Partners III L.P.

                        	SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 12, 1999				           Lincoln Snacks Company
                          (Registrant)

                           By:   /s/ Hendrik J. Hartong III
                                 -------------------------------
                           Name:	 Hendrik J. Hartong III
                           Title:	 President and Chief Executive Officer;
                                   Director
                                  (Principal Executive Officer)


                           By:	   /s/Kristine A. Crabs
                                  ----------------------------
                           Name:	 Kristine A. Crabs
                           Title:	 Vice President and Chief Financial
                                   Officer, Secretary and Treasurer
                                   (Principal Financial Officer and
                                   Principal Accounting Officer)