Form 10-K/A
period 1998-06-30
LINCOLN SNACKS CO
filed 1999-05-21
CIK 914642

EXPLANATORY NOTE

     This Amendment No. 2 on Form 10-K/A (this "Amendment") to the
Company's Annual Report on Form 10-K amends Parts II and IV for the fiscal year ended June 30, 1998 and is being filed only for the following purposes:

                             PART II
                            --------
Item 6.      Selected Financial Data
-------      -----------------------

      Selected Financial Data schedule is amended to reflect "Net
      Planters Other Income" of $1.4 million as income from operations;
      and

Item 7.   Management's Discussion and Analysis of Financial Condition and
Results -------   of Operations
      ----------------------------------------------------------------------

      Management's Discussion and Analysis of Financial Condition and Results of Operations for the twelve months ended June 30, 1998 versus June 30, 1997 is amended to reflect "Net Planters Other Income" of $1.4 million as income from operations; and


                             PART IV
                             -------
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------     ----------------------------------------------------------------

(a)   (1)  Financial Statements
           ---------------------

      Statements of Operations for the fiscal year ended June 30, 1998 is amended to reflect "Net Planters Other Income" of $1.4 million as income from operations; and

      (2)  Exhibits.
           ---------

      Add as Exhibit 23.1 an updated consent from Arthur Andersen LLP, the Company's independent public accountants; and

      Add as Exhibit 27 an updated Financial Data Schedule

                         SIGNATURES<F1>

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             LINCOLN SNACKS COMPANY
                                  (Registrant)



                             By: /s/ Kristine A. Crabs
                                 -----------------------------
                                 Kristine A. Crabs
                                 Vice President - Chief Financial
                                  Officer, Treasurer and Secretary
                                 (Principal Financial Officer
                                 and Principal Accounting Officer)


Dated:  May 21, 1999


-------------------------------
[FN]
<F1>   This amendment has been executed in the same manner as a Form 8 would have been executed prior to the rescission of Form 8. See, Part V.F.2. of Release 34-31905 (February 23, 1993).

                             PART II
                             -------
Item 6.      Selected Financial Data
-------      -----------------------

                                        (In thousands, except per share data)

                     12 Months  12 Months     12 Months     12 Months     12 Months
                       Ended      Ended         Ended         Ended         Ended
                      June 30,   June 30,      June 30,      June 30,      June 30,
                       1994       1995          1996          1997          1998
                     ---------  ------------  -----------   -----------   ------------
Statement of
  Operations Data:
Net Sales. . . . .    $29,497    $27,136       $23,846<F2>   $23,102<F2>   $24,278<F3>

Gross Profit . . .     10,320     10,916         6,621<F2>     7,576<F2>     8,872<F3>

Income (loss)
 from operations .     (5,003)    (1,082)<F1>      897         1,609         1,668<F4><F5>

Net income (loss)
 prior to dividends
 on preferred stock.   (5,810)    (1,602)<F1>      511         1,443         1,667<F5>

Basic and diluted
 net income (loss)
 per common share .    ($1.41)     ($.25)<F1>     $.08          $.23          $.26

Weighted average
 number of shares
 outstanding

  Basic. . . . . .      4,113      6,340         6,335         6,332         6,332

  Diluted. . . . .      4,113      6,340         6,335         6,332         6,342


                            June 30,  June 30,   June 30,   June 30,   June 30,
                               1994      1995       1996       1997       1998
                            --------  --------  --------  ---------    --------
Balance Sheet Data
Working capital
  (deficit). . . . . . . .   $   327   $  (691)  $  (237)  $ 2,042      $ 3,500

Total assets . . . . . . .    16,318    13,850    13,979    13,290       16,073

Total long term debt . . .     1,909     1,109       309       ---          ---

Stockholders' equity . . .     9,354     7,985     8,506     9,949       11,616


-------------------------
[FN]

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

<F5> Amount includes Net Planters Other Income of $1.4 million.


                             PART II
                             -------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------   ---------------------------------------------------------------

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

     Net Planters Other Income and the increase in gross profit was partially offset by increases in selling, general and administrative expenses and a non-recurring charge resulting in an increase in net income of $.2 million to $1.7 million for the twelve months ended June 30, 1998 versus $1.4 million in the corresponding period in 1997.


Twelve months ended June 30, 1997 versus June 30, 1996
-------------------------------------------------------

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


Twelve months ended June 30, 1996 versus June 30, 1995
-------------------------------------------------------

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

                                               Twelve Months Ended
                                        -------------------------------
                                                  (in thousands)

                                        June 30, 1998     June 30, 1997
                                        -------------     -------------
Cash provided by operating activities      $ 3,508           $ 3,141

Cash provided by (used in)
  investing activities                      (1,222)               72

Cash used in financing activities             (167)            (1,665)



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

PAGE

                             PART IV
                            --------
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  -----------------------------------------------------------------

(a)   (1)  Financial Statements
           --------------------

      Statements of Operations for the fiscal year ended June 30, 1998 is amended to reflect "Net Planters Other Income" of $1.4 million as income from operations; and

      (2)  Exhibits.
           ---------

      Add as Exhibit 23.1 an updated consent from Arthur Andersen LLP, the Company's independent public accountants; and

      Add as Exhibit 27 an updated Financial Data Schedule

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


                                            /s/ Arthur Andersen LLP
                                            -----------------------
                                            ARTHUR ANDERSEN LLP


Stamford, Connecticut,
August 5, 1998

                     LINCOLN SNACKS COMPANY
                     ----------------------
                         BALANCE SHEETS
                         --------------
                             ASSETS
                             ------
                     JUNE 30, 1998 AND 1997
                     ----------------------

                                                   June 30,        June 30,
                                                      1998            1997
                                              -------------    ------------
                          ASSETS
                          ------
CURRENT ASSETS:
  Cash                                          $ 3,726,400     $ 1,606,357
  Accounts receivable, net of allowances
    for doubtful accounts and cash
    discounts of $322,509 and $237,778            1,703,427       1,951,937
  Inventories                                     2,363,287       1,680,253
  Prepaid and other current assets                   61,557          29,023
                                               ------------    ------------
        Total current assets                      7,854,671       5,267,570
                                               ------------    ------------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                              370,000         370,000
  Building and leasehold improvements             1,782,992       1,526,705
  Machinery and equipment                         5,023,795       4,800,284
  Construction in process                            13,093         122,319
                                               ------------    ------------
                                                  7,189,880       6,819,308
  Less-accumulated depreciation                  (2,877,571)     (2,263,689)
                                               ------------    ------------
                                                  4,312,309       4,555,619
INTANGIBLE AND OTHER ASSETS, net of
  accumulated amortization of
  $826,967 and $667,111                           3,906,515       3,466,371
                                               ------------    ------------
        Total assets                            $16,073,495     $13,289,560
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


                     LINCOLN SNACKS COMPANY
                     ----------------------
                         BALANCE SHEETS
                         --------------
              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
                     JUNE 30, 1998 AND 1997
                     ----------------------

                                                   June 30,        June 30,
                                                      1998            1997
                                              -------------    ------------
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                               $ 1,197,444    $ 1,357,170
  Accrued expenses                                 1,381,928      1,178,601
  Accrued trade promotions                         1,428,669        675,585
  Deferred gain-short term (Note 9)                   13,434         13,434
  Current portion of note payable                    333,333             --
                                               -------------  -------------
        Total current liabilities                  4,354,808      3,224,790
DEFERRED GAIN - LONG TERM (Note 9)                   102,863        115,784
                                               -------------  -------------
        Total liabilities                          4,457,671      3,340,574
                                               -------------  -------------
COMMITMENTS (Notes 7 and 10)

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value,
    20,000,000 shares authorized,
    6,450,090 outstanding
    at June 30, 1998 and 1997                         64,501         64,501
  Special stock, $0.01 par value,
  300,000 shares authorized,
  none outstanding                                        --             --
  Additional paid-in capital                      18,010,637     18,010,637
  Accumulated deficit                             (6,433,288)    (8,100,126)
                                               -------------   ------------

                                                  11,641,850      9,975,012
  Less - cost of common stock in treasury;
  118,300 shares at June 30, 1998 and 1997           (26,026)       (26,026)
                                               -------------   ------------
   Total stockholders' equity                     11,615,824      9,948,986
                                               -------------   ------------
   Total liabilities and stockholders' equity    $16,073,495    $13,289,560
                                               =============   ============

         The accompanying notes to financial statements are an integral part of these balance sheets.

                     LINCOLN SNACKS COMPANY
                     ----------------------
                    STATEMENTS OF OPERATIONS
                    ------------------------
        FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
        ------------------------------------------------

                                 Year Ended      Year Ended      Year Ended
                              June 30, 1998   June 30, 1997   June 30, 1996
                              -------------   -------------   -------------
NET SALES                       $24,277,772     $23,101,704     $23,845,844

COST OF SALES                    15,405,319      15,525,387      17,224,348
                              -------------   -------------   -------------
  Gross profit                    8,872,453       7,576,317       6,621,496

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES          8,096,238       5,697,404       5,724,777

WRITE DOWN OF FIXED
 ASSETS (Note 11)                        --         269,498              --

NON-RECURRING CHARGE (Note 12)      484,388              --              --

NET PLANTERS OTHER INCOME        (1,376,000)             --              --
                              -------------   -------------   -------------
  Income from operations          1,667,827       1,609,415         896,719

OTHER:
  Interest income (expense)         128,452        (126,820)       (356,910)
  Other expense                     (19,441)             --              --
                              -------------   -------------   -------------
    Income before provision
     for income taxes             1,776,838       1,482,595         539,809

PROVISION FOR INCOME TAXES          110,000          40,000          29,000
                              -------------   -------------   -------------
    Net income                 $  1,666,838    $  1,442,595   $     510,809
                               ============    ============  ==============
BASIC AND DILUTED NET
 INCOME PER SHARE (Note 2)     $        .26    $        .23   $         .08
                               ============    ============  ==============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING

  Basic                           6,331,790       6,331,790       6,334,757
                               ============    ============  ==============
  Diluted                         6,341,804       6,331,790       6,334,757
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

                     LINCOLN SNACKS COMPANY
                     ----------------------
                    STATEMENTS OF CASH FLOWS
                    ------------------------
        FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
        ------------------------------------------------
                           (continued)

                                 Year Ended      Year Ended      Year Ended
                              June 30, 1998   June 30, 1997   June 30, 1996
                              -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under note payable  $ (166,667)    $        --     $        --
  Repayments under term loan             --      (1,109,326)       (800,004)
  Borrowings (repayments)
   under revolver, net                   --        (556,115)       (385,476)
  Noel payment under tax agreement       --              --          12,891
  Purchase of treasury stock             --              --          (2,002)
                              -------------     -----------     -----------
    Net cash used in
     financing activities          (166,667)     (1,665,441)     (1,174,591)
                              -------------     -----------     -----------
    Net increase (decrease)
     in cash                      2,120,043       1,547,819         (21,674)

CASH, beginning of period         1,606,357          58,538          80,212
                              -------------     -----------     -----------
CASH, end of period              $3,726,400     $ 1,606,357     $    58,538
                              =============     ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                  $   13,010     $   120,059     $   279,582
                              =============     ===========     ============
  Income taxes paid              $  105,672     $    21,388     $    22,140
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

     Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

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

(16) Valuation and Qualifying Accounts:
     ----------------------------------


                           Balance at   Charged to                  Balance
                            Beginning    Costs and                   at end
      Description           of Period     Expenses   Deductions   of Period
      -----------          ----------   ----------   ----------   ---------
 Year ended June 30, 1996,
   allowances for
   doubtful accounts
   and cash discounts       $257,963     $242,673    $(327,112)   $173,524

 Year ended June 30, 1997,
   allowances for
   doubtful accounts
   and cash discounts       $173,524     $210,633    $(146,379)   $237,778

 Year ended June 30, 1998,
   allowances for
   doubtful accounts
   and cash discounts       $237,778     $315,526    $(230,795)   $322,509


                        INDEX OF EXHIBITS
                       ------------------

     Exhibit Title                                            Exhibit No.
     --------------                                           -----------

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

(9)  Voting Trust Agreement; Not Applicable

(10) Material Contracts

     (A)   Waiver and Consent dated July 16, 1998 granted
           by BNY Financial Corporation (Incorporated
           by reference to Exhibit 10(A) filed by the
           Company with the Annual Report on Form 10-K for
           the fiscal year ended June 30, 1998).                    *

     (B)   Amendment No. 10 dated July 17, 1998 To Revolving
           Credit, Term Loan and Security Agreement
           (Incorporated by reference to Exhibit 10(B)
           filed by the Company with the Annual Report on
           Form 10-K for the fiscal year ended June 30, 1998).      *

     (C)   Severance Agreement with Karen Brenner dated
           February 24, 1998 and Amended Severance Agreement dated June 4, 1998 (Incorporated by reference to Exhibit 10(C) filed by the Company with the Annual
           Report on Form 10-K for the fiscal year ended June 30,
           1998).                                                   *

     (D)   Severance Agreement with R. Scott Kirk dated
           February 24, 1998 and Amended Severance Agreement dated June 4, 1998 (Incorporated by reference to Exhibit 10(D) filed by the Company with the Annual
           Report on Form 10-K for the fiscal year ended June 30,
           1998).                                                   *

     (E)   Severance Agreement with Kristine A. Crabs dated
           February 24, 1998 and Amended Severance Agreement dated June 4, 1998 (Incorporated by reference to Exhibit 10(E) filed by the Company with the Annual
           Report on Form 10-K for the fiscal year ended June 30,
           1998).                                                   *

     (F)   Amendment to 1993 Stock Option Plan dated June 4,
           1998 (Incorporated by reference to Exhibit 10(F)
           filed by the Company with the Annual Report on
           Form 10-K for the fiscal year ended June 30, 1998).      *

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