Form 10-Q/A
period 1998-12-31
LINCOLN SNACKS CO
filed 1999-05-21
CIK 914642

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A (this "Amendment") to the Company's Quarterly Report on Form 10-Q amends Item 1 for the quarterly period ended December 31, 1998 and is being filed only for the following purposes:

Item 1.        Financial Statements
-------        --------------------

       Statements of Operations for the Three and Six Months Ended December 31, 1997 is amended to reflect "Net Planters Other Income" of $1.4 million as income from operations; and


       Notes to Financial Statements
       -----------------------------

       Footnote 8, Nut Division Write-down, to expand disclosure.



     For purposes of clarity the entire 10-Q is being filed.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             LINCOLN SNACKS COMPANY
                                  (Registrant)



                             By: /s/ Hendrik J. Hartong III
                                 ------------------------------
                                 Hendrik J. Hartong III
                                 President and Chief Executive Officer;
                                 Director
                                 (Principal Executive Officer)




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


Part II.  OTHER INFORMATION
          -----------------
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

                     LINCOLN SNACKS COMPANY

                    STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

                                               1998           1997
                                           ------------   ------------
                                           (Unaudited)    (Unaudited)
NET SALES                                   $ 7,884,089    $ 7,131,550

COST OF SALES                                 4,995,640      3,808,023
                                           ------------   ------------
  Gross profit                                2,888,449      3,323,527

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                       2,952,288      2,435,336

NON-RECURRING CHARGE                            227,000              0

NUT DIVISION WRITE-DOWN                         590,459              0

NET PLANTERS OTHER INCOME                             0     (1,376,000)
                                           ------------   ------------
  Income (loss) from operations                (881,298)     2,264,191

Interest Income                                  21,044         22,939
Other Expenses                                        0        (19,441)
                                           ------------   ------------
  Income (loss) before provision
   for income taxes                            (860,254)     2,267,689

PROVISION FOR INCOME TAXES                       14,000         80,000
                                           ------------   ------------

  Net income (loss)                         $  (874,254)   $ 2,187,689
                                           ============   ============

BASIC NET INCOME (LOSS) PER SHARE           $     (0.14)   $       0.35
                                          =============   ============
DILUTED NET INCOME (LOSS) PER SHARE         $     (0.14)   $       0.34
                                          =============   ============
Weighted Average Number of
Shares Outstanding

  Basic                                       6,331,790     6,331,790
                                           ============  ============
  Diluted                                     6,331,790     6,422,693
                                           ============  ============


         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY

                    STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

                                               1998           1997
                                           ------------   ------------
                                           (Unaudited)    (Unaudited)
NET SALES                                  $ 15,421,989   $ 12,871,761

COST OF SALES                                10,425,581      7,145,806
                                           ------------   ------------
  Gross profit                                4,996,408      5,725,955

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                       5,269,564      4,241,066

NON-RECURRING CHARGE                            227,000              0

NUT DIVISION WRITE-DOWN                         590,459              0

NET PLANTERS OTHER INCOME                             0     (1,376,000)
                                           ------------   ------------
  Income (loss) from operations              (1,090,615)     2,860,889

Interest Income                                  50,266         35,708
Other Expenses                                        0        (19,438)
                                           ------------   ------------
  Income (loss) before provision
   for income taxes                          (1,040,349)     2,877,159

PROVISION FOR INCOME TAXES                       24,000         90,000
                                           ------------   ------------

  Net income (loss)                        $ (1,064,349)  $  2,787,159
                                           ============   ============

BASIC NET INCOME (LOSS) PER SHARE          $      (0.17)   $       0.44
                                          =============   ============
DILUTED NET INCOME (LOSS) PER SHARE        $      (0.17)   $       0.44
                                          =============   ============
Weighted Average Number of
Shares Outstanding

  Basic                                       6,331,790     6,331,790
                                           ============   ===========
  Diluted                                     6,331,790     6,397,119
                                           ============   ===========

         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY

          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

                           (UNAUDITED)

                    Common     Special     Paid In   Accumulated    Treasury
                     Stock       Stock     Capital       Deficit       Stock
                    -------    -------  ----------  -------------   --------

June 30, 1997       $64,501         $0  $18,010,637  ($8,100,126)   ($26,026)

Net income                                             2,787,159
                    -------    -------  -----------  ------------   --------
December 31,
1997                $64,501         $0  $18,010,637  ($ 5,312,967)  ($26,026)
                    =======    =======  ===========  ============   ========

June 30, 1998       $64,501         $0  $18,010,637  ($ 6,433,288)  ($26,026)

Net loss                                               (1,064,349)
                    -------    -------  -----------  ------------   --------
December 31,
1998                $64,501         $0  $18,010,637  ($ 7,497,637)  ($26,026)
                    =======    =======  ===========  ============   ========


         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY
                    STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

                                               1998           1997
                                           ------------   ------------
                                           (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                        $ (1,064,349)   $ 2,787,159
  Adjustments to reconcile net income
  to cash provided by operating activities:
    Depreciation and amortization               433,596        349,678
    Allowance for doubtful accounts and
     cash discounts, net                         22,988         49,563
    Nut division write-down                     590,459              0

  Changes in Assets and Liabilities:
    Increase in accounts receivable            (421,268)    (1,601,397)
    Decrease in inventories                     335,494        163,622
    Increase in prepaid and
     other current assets                       (23,325)       (15,129)
    Increase (decrease) in accounts
      payable and accrued expenses             (312,268)       832,119
                                            -----------   ------------
  Net cash provided by (used in)
   operating activities                        (438,673)     2,565,615
                                            -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                        (90,027)      (256,330)
                                            -----------   ------------
  Net cash used in investing activities         (90,027)      (256,330)
                                            -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments under note payable              (249,999)             0
                                           ------------   ------------
  Net cash used in
   financing activities                        (249,999)             0
                                           ------------   ------------
  Net increase (decrease) in cash              (778,699)     2,309,285


CASH, beginning of period                     3,726,400      1,606,357
                                           ------------   ------------
CASH, end of period                        $  2,947,701   $  3,915,642
                                           ============   ============

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Interest paid                            $      4,274   $          0
                                           ============   ============
  Income taxes paid                        $     54,260   $     43,173
                                           ============   ============

                     LINCOLN SNACKS COMPANY
                     -----------------------
                  NOTES TO FINANCIAL STATEMENTS
                 ------------------------------
                        DECEMBER 31, 1998
                       ------------------
                           (Unaudited)

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

(8)  Nut Division Write-down:
     ------------------------

     The Company discontinued its nut division operations during the fiscal quarter ended December 31, 1998. Management determined that the nut division product lines were no longer viable because of continued sales declines resulting from increased competitive activity. Nut division sales were $49,560 and $669,588 for the six months ended December 31, 1998 and 1997, respectively.

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

     The division's operating income (loss) was ($28,489), excluding the "nut division write-down," and $15,460, including depreciation of $28,941 and $33,945 and goodwill amortization of $7,500 and $7,500, for the six months ended December 31, 1998 and 1997, respectively.

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

                                              Six Months Ended
                                        -------------------------------
                                           December 31,   December 31,
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


ITEM 3.  -    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------   ---------------------------------------------------------

     Not Applicable.

PART II.  OTHER INFORMATION
          -----------------
Item 1.   Legal Proceedings                          Not Applicable
          -----------------
Item 2.   Changes in Securities                      Not Applicable
          ---------------------
Item 3.   Defaults Upon Senior Securities            Not Applicable
          -------------------------------
Item 4.   Submission of Matters
          to a Vote of Security Holders
          -----------------------------

          The Annual Meeting of the Shareholders of the Registrant was held on November 19, 1998, pursuant to notice, at which meeting the following persons were elected directors of the Registrant to hold office until the next Annual Meeting of Stockholders and until their respective successors are duly elected and qualified, and who received the number of votes indicated opposite their names:

                                                   NUMBER      ABSTENTIONS
                                      NUMBER OF    OF VOTES    AND BROKER
          NAME:                       VOTES FOR:   WITHHELD:   NON-VOTES:
          -----------------------     ----------   ---------   -----------
          Hendrik J. Hartong, Jr.      5,895,860     9,100        NONE
          John T. Gray                 5,895,860     9,100        NONE
          Ian B. MacTaggart            5,895,860     9,100        NONE
          C. Alan MacDonald            5,895,860     9,100        NONE
          Hendrik J. Hartong III       5,895,860     9,100        NONE


Item 5.   Other Information                        Not Applicable
          -----------------
Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          a   Exhibits

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

                            SIGNATURE
                           ----------



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



                        By:     /s/Kristine A. Crabs
                               ----------------------------------
                        Name:   Kristine A. Crabs
                        Title:  Vice President and Chief Financial
                                Officer, Secretary and Treasurer
                                (Principal Financial Officer and
                                Principal Accounting Officer)