Form 10-Q/A
period 1997-12-31
LINCOLN SNACKS CO
filed 1999-05-24
CIK 914642

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A (this "Amendment") to the Company's Quarterly Report on Form 10-Q amends Item 1 and Item 6 for the quarterly period ended December 31, 1997 and is being filed only for the following purposes:

Item 1.        Financial Statements
-------        --------------------

       Statements of Operations for the Three and Six Months ended December 31, 1997 is amended to reflect "Net Planters Other Income" of $1.4 million as income from operations.

Item 6.        Exhibits and Reports on Form 8-K
-------        ---------------------------------

       Add as Exhibit 27 an updated Financial Data Schedule



    For purposes of clarity the entire 10-Q is being filed.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             LINCOLN SNACKS COMPANY
                                  (Registrant)



                             By: /s/ Hendrik J. Hartong III
                                 --------------------------
                                 Hendrik J. Hartong
                                 President and Chief Executive Officer;
                                 Director
                                 (Principal Executive Officer)



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

                                                           PAGE
                                                           ----

Part I.   FINANCIAL INFORMATION
          ----------------------

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


Part II.  OTHER INFORMATION
          -----------------

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

                     LINCOLN SNACKS COMPANY

                         BALANCE SHEETS

                             ASSETS

            AS OF DECEMBER 31, 1997 AND JUNE 30, 1997


                                           December 31,     June 30,
                                               1997           1997
                                           ------------   ------------
           ASSETS                                  (Unaudited)

CURRENT ASSETS:
  Cash                                     $  3,915,642   $  1,606,357
  Accounts receivable (net of allowance
  for doubtful accounts and cash discounts
  of $287,341 and $237,778 respectively)      3,503,771      1,951,937
  Inventories                                 1,516,631      1,680,253
  Prepaid and other current assets               44,152         29,023
                                           ------------   ------------
Total current assets                          8,980,196      5,267,570


PROPERTY, PLANT AND EQUIPMENT:

  Land                                          370,000        370,000
  Building and leasehold improvements         1,757,026      1,526,705
  Machinery and equipment                     4,760,746      4,800,284
  Construction in process                       187,866        122,319
                                           ------------   ------------
                                              7,075,638      6,819,308

  Less: accumulated depreciation
   and amortization                          (2,543,439)    (2,263,689)
                                           ------------   ------------
                                              4,532,199      4,555,619


INTANGIBLE AND OTHER ASSETS,
net of accumulated amortization of
$737,039 and $667,111                         3,396,443      3,466,371
                                           ------------   ------------

TOTAL ASSETS                               $ 16,908,838   $ 13,289,560
                                           ============   ============

         The accompanying notes to financial statements are an integral part of these balance sheets.

                     LINCOLN SNACKS COMPANY

                         BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY

            AS OF DECEMBER 31, 1997 AND JUNE 30, 1997

                                           December 31,     June 30,
                                               1997           1997
                                           ------------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY       (Unaudited)

CURRENT LIABILITIES:
  Accounts payable                         $  1,175,385    $ 1,357,170
  Accrued expenses                            1,197,910      1,178,601
  Accrued trade promotions                    1,676,641        675,585
  Deferred gain-short term                       13,434         13,434
                                           ------------    -----------

Total current liabilities                     4,063,370      3,224,790


Deferred Gain                                   109,323        115,784
                                           ------------    -----------

TOTAL LIABILITIES                             4,172,693      3,340,574

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

                     LINCOLN SNACKS COMPANY

                    STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

                                               1997           1996
                                            -----------    -----------
                                            (Unaudited)    (Unaudited)
NET SALES                                   $ 7,131,550    $ 7,247,136

COST OF SALES                                 3,808,023      4,578,677
                                            -----------    -----------

  Gross profit                                3,323,527      2,668,459

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                       2,435,336      1,956,938

NET PLANTERS OTHER INCOME                    (1,376,000)             0
                                            -----------    -----------
  Income from operations                      2,264,191        711,521



Interest (Income) Expense                       (22,939)        42,151
Other Expenses                                   19,441              0
                                            -----------    -----------

  Income before provision
   for income taxes                           2,267,689        669,370

PROVISION FOR INCOME TAXES                       80,000         10,000
                                            -----------    -----------

  Net income                                $ 2,187,689    $   659,301
                                            ===========    ===========


BASIC AND DILUTED
NET INCOME PER SHARE                        $      0.35    $      0.10
                                            ===========    ===========

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                            6,331,790      6,331,790
                                            ===========    ===========


         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY

                    STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

                                               1997           1996
                                           ------------   ------------
                                           (Unaudited)    (Unaudited)
NET SALES                                  $ 12,871,761   $ 14,115,176

COST OF SALES                                 7,145,806      9,261,961
                                           ------------   ------------

  Gross profit                                5,725,955      4,853,215

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                       4,241,066      3,519,657

NET PLANTERS OTHER INCOME                    (1,376,000)             0
                                           ------------   ------------
  Income from operations                      2,860,889      1,333,558



Interest (Income) Expense                       (35,708)       108,493
Other Expenses                                   19,438              0
                                           ------------   ------------

  Income before provision
   for income taxes                           2,877,159      1,225,065

PROVISION FOR INCOME TAXES                       90,000         20,000
                                           ------------   ------------

  Net income                                $ 2,787,159    $ 1,205,065
                                           ============   ============


BASIC AND DILUTED
NET INCOME PER SHARE                        $      0.44    $      0.19
                                           ============   ============

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                            6,331,790      6,331,790
                                           ============   ============

         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY

          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

                           (UNAUDITED)

                  Common   Special       Paid In   Accumulated    Treasury
                   Stock     Stock       Capital       Deficit       Stock
                --------   -------   -----------   ------------   --------
June 30, 1996    $64,501        $0   $18,010,637   ($ 9,542,721)  ($26,026)

Net income                                            1,205,065
                --------   -------   -----------   ------------   --------
December 31,
1996             $64,501        $0   $18,010,637   ($ 8,337,656)  ($26,026)
                ========   =======   ===========   ============   ========

June 30, 1997    $64,501        $0   $18,010,637   ($ 8,100,126)  ($26,026)

Net income                                            2,787,159
                --------   -------   -----------   ------------   --------
December 31,
1997             $64,501        $0   $18,010,637   ($ 5,312,967)  ($26,026)
                ========   =======   ===========   ============   ========

         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY
                    STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

                                               1997           1996
                                            -----------    -----------
                                            (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                $ 2,787,159    $ 1,205,065
  Adjustments to reconcile net income
  to cash provided by operating activities:
    Depreciation and amortization               349,678        429,379
    Allowance for doubtful accounts and
     cash discounts, net                         49,563         43,151

  Changes in Assets and Liabilities:
    Increase (decrease) in accounts
     receivable                              (1,601,397)        24,055
    Increase in inventories                     163,622        215,801
    Increase (decrease) in prepaid and
     other current assets                       (15,129)        19,178
    Increase (decrease) in accounts
      payable and accrued expenses              832,119       (939,342)
                                           ------------   ------------
  Net cash provided by
   operating activities                       2,565,615        997,287
                                           ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                       (256,330)       (93,009)
    Proceeds from sale of land                        0        369,218
                                           ------------   ------------
  Net cash provided by (used in)
    investing activities                       (256,330)       276,209
                                           ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings (repayments) under
    revolver, net                                     0       (556,115)
    Repayments under term loan                        0       (659,702)
                                           ------------   ------------
  Net cash used in
   financing activities                               0     (1,215,817)
                                           ------------   ------------
  Net increase in cash                        2,309,285         57,679

CASH, beginning of period                     1,606,357         58,538
                                           ------------   ------------
CASH, end of period                        $  3,915,642   $    116,217
                                           ============   ============
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Interest paid                            $          0   $     95,898
                                           ============   ============
  Income taxes paid                        $     43,173   $     11,767
                                           ============   ============

                     LINCOLN SNACKS COMPANY
                     ----------------------
                  NOTES TO FINANCIAL STATEMENTS
                 ------------------------------
                        DECEMBER 31, 1997
                       ------------------
                           (Unaudited)

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

(3)  New Accounting Pronouncement:
     ------------------------------

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

(4)  Credit Facility:
     -----------------

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

(5)  Inventory:
     -----------

     Inventory consists of the following:

                                           December 31,     June 30,
                                               1997           1997
                                           ------------    -----------
     Raw materials and supplies            $  1,040,571    $ 1,293,280
     Finished goods                             476,060        386,973
                                           ------------    -----------
                                           $  1,516,631    $ 1,680,253
                                           ============    ===========

(6)  Significant Customer:
     ----------------------

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


Three months ended December 31, 1997 versus December 31, 1996
-------------------------------------------------------------

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

                                             Six Months Ended
                                       --------------------------------
                                       December 31,        December 31,
                                              1997                1996
                                       -------------      -------------
                                                (in thousands)
Net cash provided by operating
 activities                                $ 2,566          $    997

Net cash provided by (used in)
 investing activities                         (256)              276

Net cash used in financing activities            0            (1,216)




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


ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------   ----------------------------------------------------------

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


Item 5.   Other Information                              Not Applicable
          -----------------
Item 6.   Exhibits and Reports on Form 8-K
          ---------------------------------
          a   Exhibits

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

              (4)   Not Applicable

              (10)  (a) Amendment No. 8 dated January 13, 1998 To
                        Revolving Credit, Term Loan and Security
                        Agreement (Incorporated by reference to
                        Exhibit 10(A) filed by the Company with the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997).

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



February 10, 1998       Lincoln Snacks Company
                        (Registrant)



                        By:     /s/Karen Brenner
                               --------------------------------
                        Name:   Karen Brenner
                        Title:  Chairman of the Board and
                                Chief Executive Officer; Director
                                (Principal Executive Officer)



                        By:     /s/Kristine A. Crabs
                               --------------------------------
                        Name:   Kristine A. Crabs
                        Title:  Vice President and Chief Financial
                                Officer, Secretary and Treasurer
                                (Principal Financial Officer and
                                Principal Accounting Officer)