Form 10-Q/A
period 1998-03-31
LINCOLN SNACKS CO
filed 1999-05-24
CIK 914642

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A (this "Amendment") to the Company's Quarterly Report on Form 10-Q amends Item 1 and Item 6 for the quarterly period ended March 31, 1998 and is being filed only for the following purposes:

Item 1.        Financial Statements
-------        --------------------

       Statements of Operations for the Nine Months Ended March 31, 1998 is amended to reflect "Net Planters Other Income" of $1.4 million as income from operations.

Item 6.        Exhibits and Reports on Form 8-K
-------        --------------------------------

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

                     LINCOLN SNACKS COMPANY

                         BALANCE SHEETS

                             ASSETS

             AS OF MARCH 31, 1998 AND JUNE 30, 1997


                                            March 31,       June 30,
                                              1998            1997
                                           ------------   ------------
           ASSETS                                  (Unaudited)

CURRENT ASSETS:
  Cash                                     $  4,141,233   $  1,606,357
  Accounts receivable (net of allowance
  for doubtful accounts and cash discounts
  of $331,518 and $237,778 respectively)      1,757,859      1,951,937
  Inventories                                 2,604,786      1,680,253
  Prepaid and other current assets               39,331         29,023
                                           ------------   ------------

Total current assets                          8,543,209      5,267,570


PROPERTY, PLANT AND EQUIPMENT:

  Land                                          370,000        370,000
  Building and leasehold improvements         1,780,742      1,526,705
  Machinery and equipment                     4,881,709      4,800,284
  Construction in process                       122,030        122,319
                                           ------------   ------------

                                              7,154,481      6,819,308

  Less: accumulated depreciation
   and amortization                          (2,712,281)    (2,263,689)
                                           ------------   ------------
                                              4,442,200      4,555,619


INTANGIBLE AND OTHER ASSETS,
net of accumulated amortization of
$777,003 and $667,111                         3,956,479      3,466,371
                                           ------------   ------------

TOTAL ASSETS                               $ 16,941,888   $ 13,289,560
                                           ============   ============

         The accompanying notes to financial statements are an integral part of these balance sheets.

                     LINCOLN SNACKS COMPANY

                         BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY

             AS OF MARCH 31, 1998 AND JUNE 30, 1997

                                            March 31,       June 30,
                                              1998            1997
                                           ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY      (Unaudited)

CURRENT LIABILITIES:
  Short term note                          $    458,333    $         0
  Accounts payable                            1,400,007      1,357,170
  Accrued expenses                            1,181,779      1,178,601
  Accrued trade promotions                    1,399,260        675,585
  Deferred gain-short term                       13,434         13,434
                                           ------------   ------------

Total current liabilities                     4,452,813      3,224,790


Deferred Gain                                   106,093        115,784
                                           ------------   ------------

TOTAL LIABILITIES                             4,558,906      3,340,574
                                           ------------   ------------
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

                     LINCOLN SNACKS COMPANY

                    STATEMENTS OF OPERATIONS

  FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

                                               1998           1997
                                           ------------   ------------
                                           (Unaudited)    (Unaudited)
NET SALES                                  $  4,623,716    $ 4,309,514

COST OF SALES                                 3,386,474      3,396,964
                                           ------------   ------------

  Gross profit                                1,237,242        912,550

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                       1,632,009        870,563
                                           ------------   ------------

  Income (loss) from operations                (394,767)        41,987



Interest (Income) Expense                       (51,605)        16,292
Other Income                                          0         (1,554)
                                           ------------   ------------

  Income (loss) before provision
   for income taxes                            (343,162)        27,249

PROVISION FOR INCOME TAXES                       10,000         10,000
                                           ------------   ------------

  Net income (loss)                         $  (353,162)   $    17,249
                                           ============   ============


BASIC AND DILUTED
NET INCOME (LOSS) PER SHARE                  $    (0.06)    $     0.003
                                           ============   ============

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                            6,331,790      6,331,790
                                           ============   ============


         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY

                    STATEMENTS OF OPERATIONS

   FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

                                               1998           1997
                                           ------------   ------------
                                           (Unaudited)    (Unaudited)
NET SALES                                  $ 17,495,477   $ 18,424,690

COST OF SALES                                10,532,280     12,658,925
                                           ------------   ------------

  Gross profit                                6,963,197      5,765,765

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                       5,873,073      4,390,220

NET PLANTERS OTHER INCOME                    (1,376,000)             0
                                           ------------   ------------
  Income from operations                      2,466,124      1,375,545



Interest (Income) Expense                       (87,313)       124,786
Other (Income) Expense                           19,441         (1,554)
                                           ------------   ------------

  Income before provision
   for income taxes                           2,533,996      1,252,313

PROVISION FOR INCOME TAXES                      100,000         30,000
                                           ------------   ------------

  Net income                                $ 2,433,996    $ 1,222,313
                                           ============   ============


BASIC AND DILUTED
NET INCOME PER SHARE                        $      0.38    $      0.19
                                           ============   ============

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                            6,331,790      6,331,790
                                           ============   ============


         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY

          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

   FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

                           (UNAUDITED)

                    Common   Special       Paid In   Accumulated   Treasury
                     Stock     Stock       Capital       Defici       Stock
                   -------   -------   -----------   -----------   --------
June 30, 1996      $64,501        $0   $18,010,637   ($9,542,721)  ($26,026)

Net income                                             1,222,313
                   -------   -------   -----------   -----------   --------

March 31, 1997     $64,501        $0   $18,010,637  ($ 8,320,408)  ($26,026)
                   =======   =======   ===========  ============   ========

June 30, 1997      $64,501        $0   $18,010,637  ($ 8,100,126)  ($26,026)

Net income                                             2,433,996
                   -------   -------   -----------  ------------   --------

March 31, 1998     $64,501        $0   $18,010,637  ($ 5,666,130)  ($26,026)
                   =======   =======   ===========  ============   ========


         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY
                    STATEMENTS OF CASH FLOWS
   FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

                                               1998           1997
                                           ------------   ------------
                                           (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                $ 2,433,996    $ 1,222,313
  Adjustments to reconcile net income
  to cash provided by operating activities:
    Depreciation and amortization               558,484        617,584
    Allowance for doubtful accounts and
     cash discounts, net                         48,207         43,740

  Changes in Assets and Liabilities:
    Decrease in accounts receivable             623,179        370,644
    (Increase) decrease in inventories         (701,681)       254,732
    (Increase) decrease in prepaid and
     other current assets                       (10,308)        35,741
    Increase (decrease) in accounts
      payable and accrued expenses              759,999       (722,076)
                                           ------------    -----------
  Net cash provided by
   operating activities                       3,711,876      1,822,678
                                           ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                       (335,173)      (148,071)
    Proceeds from sale of land                        0        369,218
    Acquisition (net of cash)                  (800,160)             0
                                           ------------    -----------
  Net cash provided by (used in)
    investing activities                     (1,135,333)       221,147
                                           ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings (repayments) under
    revolver, net                                     0       (556,115)
    Repayments under term loan                        0       (859,703)
    Repayments under short term note            (41,667)             0
                                           ------------    -----------
  Net cash used in
   financing activities                         (41,667)    (1,415,818)
                                           ------------    -----------
  Net increase in cash                        2,534,876        628,007

CASH, beginning of period                     1,606,357         58,538
                                           ------------    -----------
CASH, end of period                        $  4,141,233    $   686,545
                                           ============    ===========
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

  Interest paid                            $          0    $   114,941
                                           ============    ===========
  Income taxes paid                        $     80,715    $    17,751
                                           ============    ===========

                     LINCOLN SNACKS COMPANY
                     -----------------------
                  NOTES TO FINANCIAL STATEMENTS
                 ------------------------------
                         MARCH 31, 1998
                        ----------------
                           (Unaudited)

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


                                          Nine Months Ended
                                      --------------------------
                                       March 31,       March 31,
                                         1998            1997
                                      -----------    -----------
          Net sales                   $21,077,411    $21,118,706

          Net income                    3,251,210      1,616,433

          Net income per share              $0.51          $0.26


(4)  New Accounting Pronouncement:
     ------------------------------

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

(6)  Inventory:
     ----------


     Inventory consists of the following:

                                                March 31,        June 30,
                                                    1998            1997
                                              -----------     -----------
     Raw materials and supplies                $ 1,383,122    $ 1,293,280
     Finished goods                              1,221,664        386,973
                                               -----------    -----------
                                               $ 2,604,786    $ 1,680,253
                                               ===========    ===========

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
-------   ----------------------------------------------------------------

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


Three months ended March 31, 1998 versus March 31, 1997
--------------------------------------------------------

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


Nine months ended March 31, 1998 versus March 31, 1997
-------------------------------------------------------

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


                                            Nine Months Ended
                                        --------------------------
                                        March 31,         March 31,
                                            19                1997
                                        ----------        ---------
                                               (in thousands)
Net cash provided by operating
 activities                               $ 3,712           $  1,823

Net cash provided by (used in)
 investing activities                      (1,135)               221

Net cash used in financing activities         (42)            (1,416)


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

PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings                          Not Applicable
          -----------------

Item 2.   Changes in Securities                      Not Applicable
          ---------------------

Item 3.   Defaults Upon Senior Securities            Not Applicable
          -------------------------------

Item 4.   Submission of Matters
          to a Vote of Security Holders              Not Applicable
          -----------------------------

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

              (4)   Not Applicable

              (10)  (a) Amendment No. 9 dated March 11, 1998 To
                        Revolving Credit, Term Loan and Security
                        Agreement (Incorporated by reference to
                        Exhibit 10(a) filed by the Company with the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998).

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

                            SIGNATURE
                          -------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 11, 1998            Lincoln Snacks Company
                        (Registrant)



                        By:     /s/Karen Brenner
                               ---------------------------
                        Name:   Karen Brenner
                        Title:  Chairman of the Board and
                                Chief Executive Officer; Director
                                (Principal Executive Officer)



                        By:     /s/Kristine A. Crabs
                               -----------------------------
                        Name:   Kristine A. Crabs
                        Title:  Vice President and Chief Financial
                                Officer, Secretary and Treasurer
                                (Principal Financial Officer and
                                Principal Accounting Officer)