Form 10-K
period 1999-06-30
LINCOLN SNACKS CO
filed 1999-09-21
CIK 914642

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                   ------------------------------------

                            FORM 10-K

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended June 30, 1999

                               OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------------------ to ----------------.

                 Commission file number 0-23048

                     LINCOLN SNACKS COMPANY
     (Exact name of registrant as specified in its charter)
              Delaware                             47-0758569
      (State of incorporation)         (I.R.S. Employer Identification No.)

          4 High Ridge Park, Stamford, Connecticut                 06905
          (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (203) 329-4545

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
                 Title of each class                which registered
                ---------------------          ---------------------------
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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

          The aggregate market value of voting stock held by non-affiliates of the registrant on September 10, 1999, was approximately $2,788,572. On such date, the closing price of registrant's common stock was $2.00 per share. Solely for the purposes of this calculation, shares beneficially owned by directors, executive officers and stockholders of the registrant that beneficially own more than 10% of the registrant's voting stock have been excluded, except shares with respect to which such directors, officers and 10% beneficial owners disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by the registrant that such individuals are, in fact, affiliates of the registrant.

          The number of shares of the registrant's Common Stock, $.01 par value, outstanding on September 10, 1999 was 6,331,790.

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

                             PART I
                             -------

Item 1.   Business
-------   ---------

(a)  General Development of Business
     -------------------------------

     Lincoln Snacks Company ("Lincoln Snacks" or the "Company") is one of the leading manufacturers and marketers in the United States and Canada of caramelized pre-popped popcorn. The primary product line includes glazed popcorn/nut mixes and sweet glazed popcorn sold under the brand names Poppycock(Registered Trademark), Fiddle Faddle(Registered Trademark) and Screaming Yellow Zonkers(Registered Trademark).

     The Company was formed in August 1992, at which time the Company acquired the business and certain assets of Lincoln Snacks Company, a division of Sandoz Nutrition Corporation, an indirect subsidiary of the Swiss-based drug, pharmaceutical and hospital care company, Sandoz Ltd. In March 1993, Carousel Nut Company, a newly formed wholly owned subsidiary of the Company ("Carousel"), acquired the business and certain assets of Carousel Nut Products, Inc., a producer and marketer of roasted, dry roasted, coated, raw and mixed nuts. In December 1993, Carousel was merged with and into the Company, and the operations of Carousel were integrated with the Company's plant in Lincoln, Nebraska in the first calendar quarter of 1994. In March 1998, the Company acquired certain assets of Iroquois Popcorn Company ("Iroquois"), a private label manufacturer of caramelized popcorn. In June 1998, Brynwood Partners III, L.P. ("Brynwood") purchased a controlling interest in the Company from Noel Group, Inc. ("Noel").

     The Company markets its Poppycock, Fiddle Faddle and Screaming Yellow Zonkers directly through independent brokers to grocery stores, supermarkets, convenience stores, drug stores, mass merchandise outlets, warehouse clubs, vending channels, military commissaries and other military food outlets, and other retailers.

     Planters Company, a unit of Nabisco, Inc. ("Planters"), exclusively distributed the Company's Fiddle Faddle and Screaming Yellow Zonkers products pursuant to a Distribution Agreement dated June 6, 1995 (the "Distribution Agreement"), for an initial term which was originally scheduled to expire on June 30, 1997. The Distribution Agreement required Planters to purchase an annual minimum number of equivalent cases of Fiddle Faddle and Screaming Yellow Zonkers during the initial term.

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

     The Amendment and Letter Agreement required Planters to purchase a specified number of manufactured cases of the Products and for Planters to compensate the Company for the remaining contract minimums for the twelve month period ended June 30, 1997. The Amendment and Letter Agreement required Planters to compensate the Company for contract minimums for the six month period ended December 31, 1997 (six month minimums). Planters has compensated the Company in fiscal year 1998 for contract minimums, which were 27% less than case sales made to Planters for the six month period ended December 31, 1996.

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

     See Management's Discussion and Analysis of Financial Condition and Results of Operations with respect to the transition of the Fiddle Faddle distribution back to the Company.

     Net sales to Planters were 9% and 47% of net sales for the twelve months period ended June 30, 1998 and June 30, 1997, respectively. Sales to Planters during the six months period ended December 31, 1997 represented payments, in lieu of manufactured cases, at predetermined rates which are lower than the rates Planters paid for manufactured cases.

     In 1997, the Company entered into five year Trademark License Agreements with Nabisco, Inc. granting the Company, subject to the terms of the license agreements, the right to use, commencing January 1, 1998, certain Planters' trademarks in connection with the sales and marketing of the Company's Fiddle Faddle products in the United States and Canada.

(b)  Financial Information about Industry Segments
     ----------------------------------------------

     The Company is engaged principally in one line of business: the manufacturing, marketing and distribution of pre-popped caramel popcorn.

(c)  Narrative Description of Business
     ---------------------------------

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

Significant Customers

     In the fiscal year ended June 30, 1999, the Company made sales to Wal-Mart and copacked product for Golden Valley Microwave Foods representing 33% and 10% of the Company's sales, respectively. Although the Company believes its relationship with Wal-Mart is good, the loss of such customer could have a material adverse effect on the Company. Golden Valley Microwave Foods terminated the copack agreement with the Company in the third quarter of fiscal 1999. The termination of the copack agreement could have an adverse effect on the Company's future results of operations unless the Company secures replacement business.

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

     The manufacturing facility located in Lincoln, Nebraska includes, among other things, continuous process equipment for enrobing popcorn and nuts, as well as four distinct high speed filling and packing lines for canisters, single serving packs and bag-in-box packages. The manufacturing and packaging equipment is sufficiently flexible to allow for the manufacture of other similar product lines or packaging formats. The facility is being operated at an overall rate varying from approximately 36% to 56% of capacity depending on the season. Lincoln Snacks' management believes that the facility is generally in good repair and does not anticipate capital expenditures other than normal maintenance and selected equipment modernization programs.

Trademarks

     Poppycock, Fiddle Faddle and Screaming Yellow Zonkers are registered trademarks of Lincoln Snacks. The Company believes all its trademarks enjoy a strong market reputation denoting high product quality.

     In 1997, the Company entered into five year Trademark License Agreements with Nabisco, Inc. granting the Company, subject to the terms of the license agreements, the right to use, commencing January 1, 1998, certain Planters' trademarks in connection with the sales and marketing of the Company's Fiddle Faddle products in the United States and Canada.

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

Employees

     As of June 30, 1999, Lincoln Snacks had 85 full-time employees and 9 part-time employees. Employment at the Lincoln plant varies according to weekly and seasonal production needs, and averaged approximately 108 employees during fiscal 1999. None of Lincoln Snacks' work force is unionized. Lincoln Snacks' management believes that Lincoln Snacks' relationship with its employees is good.

(d)  Financial Information about Foreign and Domestic Operations and Export
     Sales
     ----------------------------------------------------------------------

     Foreign operations accounted for less than 10% the Company's sales, assets and net income in each of the Company's last three fiscal years.



Item 2.   Properties.
-------   -----------

     The Company's principal executive offices are located at 4 High Ridge Park, Stamford, Connecticut 06905. The initial term of the lease on this space expires on October 30, 1999. The Company expects that it will be able to obtain other satisfactory lease space.

     Lincoln Snacks manufactures and packages all of its products at its owned Lincoln, Nebraska manufacturing facility. The Lincoln plant, constructed in 1968, is a modern 74,000 square foot one-story building on a
10.75 acre site in a light industrial area in the city of Lincoln. Approximately 67,000 square feet of the facility is dedicated to production with the balance utilized for administration. In October 1996, the Company sold land adjacent to its manufacturing facility in Lincoln, Nebraska. At the same time, the Company entered into a ten year lease agreement for 50,000 square feet of a new warehouse which was constructed on the land. This facility accommodates all of Lincoln Snacks' current warehousing needs. The Company's lease on this facility expires in July 2006, and there is a five year renewal option beyond 2006.

     The Company believes its properties are sufficient for the current and anticipated needs of its business.



Item 3.   Legal Proceedings.
-------   ------------------

     The Company is not involved in any material pending legal proceedings.



Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

     Not Applicable.



                             PART II
                            --------

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.
-------   ----------------------------------------------------------------

     A.   Market Information.
          -------------------

     The shares of Common Stock of the Company are traded on the NASDAQ Stock Market (Small Cap) under the symbol "SNAX". The range of high and low reported sales prices for the Common Stock as reported by NASDAQ for each full quarterly period within the two most recent fiscal years were as follows:

                                    Fiscal Year         Fiscal Year
                                       Ended               Ended
                                   June 30, 1998       June 30, 1999
                                   -------------       -------------
                                   High     Low        High     Low
First Fiscal Quarter              $1.813    $1.125     $2.438   $1.094

Second Fiscal Quarter              2.000     1.375      1.875    1.188

Third Fiscal Quarter               2.625     1.500      1.500    0.875

Fourth Fiscal Quarter              2.375     1.750      1.375    1.000
------------------------


     The public market for the Company's Common Stock is limited, and the foregoing quotations should not be taken as necessarily reflective of prices which might be obtained in actual market transactions or in transactions involving substantial numbers of shares.

     B.   Holders.
          --------

     On September 10, 1999, as reported by the Company's transfer agent, shares of Common Stock were held by 30 persons, based on the number of record holders, including several holders who are nominees for an undetermined number of beneficial owners.

     C.   Dividends.
          ----------

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



Item 6.   Selected Financial Data
-------   -----------------------

                   (In thousands, except per share data)

                    12 Months      12 Months      12 Months      12 Months      12 Months
                        Ended          Ended          Ended          Ended          Ended
                     June 30,       June 30,       June 30,       June 30,       June 30,
                         1995           1996           1997           1998           1999
                    ---------     ----------     ----------     ----------     ----------
Statement of
Operations Data:
----------------
Net sales           $27,136       $23,846(F2)    $23,102(F2)    $24,278(F3)    $27,081(F3)
Gross profit         10,916         6,621(F2)      7,576(F2)      8,872(F3)      9,167(F3)
Income (loss)
 from operations     (1,082)(F1)      897          1,609          1,668(F4)(F5) (1,412)(F6)(F7)
Net income (loss)    (1,602)(F1)      511          1,443          1,667(F4)(F5) (1,378)(F6)(F7)
Basic and diluted
 net income (loss)
 per common share     $(.25)(F1)     $.08           $.23           $.26          $(.22)
Weighted average
 number of shares
 outstanding
  Basic               6,340         6,335          6,332          6,332          6,332
  Diluted             6,340         6,335          6,332          6,342          6,332


                       June 30,   June 30,    June 30,     June 30,    June 30,
                           1995       1996        1997         1998        1999
                       --------   --------    --------     --------    --------
Balance Sheet Data
Working capital
 (deficit)                $(691)     $(237)     $2,042       $3,500      $8,356
Total assets             13,850     13,979      13,290       16,073      19,753
Total long term debt      1,109        309         ---          ---       5,000
Stockholders' equity      7,985      8,506       9,949       11,616      10,238
-------------------

(F1) Amount includes a non-recurring charge of $726,000 (or $.11 per share) relating to the Distribution Agreement with Planters.

(F2) The financial impact of the Planters Distribution Agreement on Fiscal 1996 and 1997 versus historical results was reductions in revenue and gross profit which were offset by reduced selling, marketing and distribution costs. Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations.

(F3) The Planters Distribution Agreement was terminated on December 31, 1997. The financial impact of the termination of the Agreement on Fiscal 1998 and 1999 versus Fiscal 1996 and Fiscal 1997 was an increase in revenue and gross profit which were offset by increased selling, distribution and marketing costs. Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations.

(F4) Amount includes a non-recurring charge of $484,000 (or $.08 per share) which represents severance and other compensation costs in connection with the resignation of the Company's former Chairman and Chief Executive Officer. All amounts were paid as of June 30, 1998.

(F5) Amount includes Net Planters Other Income of $1.4 million (or $.22 per share) which represents Planters compensation of $1.9 million to the Company for failing to achieve certain sales levels during the calendar year ending December 31, 1997 which was partially offset by approximately $.5 million in non-recurring charges associated with initial efforts to rebuild the Fiddle Faddle brand.

(F6) Amount includes a non-recurring charge of $287,000 (or $.05 per share) which represents $177,000 of severance related to the Company's former President and Chief Operating Officer, $50,000 costs incurred during the relocation of the Company's new Chief Executive Officer, and $60,000 of severance related to former employees. All amounts were paid as of June 30, 1999.

(F7) Amount includes a non-cash write down of $590,000 (or $.09 per share) of nut division assets.




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------   ----------------------------------------------------------------

Introduction
------------

     The Company's net sales are subject to significant seasonal variation, with results from operations fluctuating due to these trends. This seasonality is due to customers' buying patterns of Poppycock products during the traditional holiday season. As a result, third and fourth calendar quarter sales account for a significant portion of the Company's annual sales.

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

     In 1997, the Company entered into five year Trademark License Agreements with Nabisco, Inc. granting the Company, subject to the terms of the license agreements, the right to use, commencing January 1, 1998, certain Planters' trademarks in connection with the sales and marketing of the Company's Fiddle Faddle products in the United States and Canada.

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

     Under the Distribution Agreement, which required Planters to purchase a minimum number of cases during the fiscal year, the Company sold the Products to Planters at a selling price which was reduced from the Company's historical customer selling prices. Planters in turn was responsible for the sales and distribution of the Products to its customers, therefore, the Company did not have any selling, marketing or distribution costs associated with these Products. The financial impact of the Distribution Agreement versus historical results was reflected in reductions in revenue and gross profit which were offset by reduced selling, marketing and distribution costs.

     Upon the termination of the Distribution Agreement on December 31, 1997, the Company resumed distribution of Fiddle Faddle at its historical selling prices. The financial impact of the termination of the Distribution Agreement versus the results under the Distribution Agreement was reflected in an increase in revenue which was offset by increased selling, marketing and distribution costs.


Twelve months ended June 30, 1999 versus June 30, 1998
------------------------------------------------------

     Overall net sales increased 12% or $2.8 million to $27.1 million for the twelve months ended June 30, 1999 versus $24.3 million for the corresponding period of 1998. The sales increase was attributable to higher private label sales which were partially offset by declines in copack sales. Branded sales increased in dollars while case sales declined due to the Company resuming distribution of Fiddle Faddle at historical selling prices which are higher than its selling prices to Planters during the same period last year. The Planters Agreement was in effect from July 1, 1997 to December 31, 1997, at which time the agreement terminated. Sales dollars of branded products represent 69% and 76%, private label products of 19% and 6% and copack products of 12% and 18% for the fiscal years ended June 30, 1999 and 1998, respectively.

     During the twelve months ended June 30, 1998, the Company's sales to Planters represented payments, in lieu of manufactured cases, at predetermined rates which were lower than the Company's historical selling rates. The Company's case sales of Fiddle Faddle declined during the twelve months ended June 30, 1999 primarily due to the termination of the Distribution Agreement. The decline in case sales was offset by a $2.0 million increase in Fiddle Faddle sales dollars due to the Company's resumption of Fiddle Faddle distribution at historical selling prices which are higher than its selling prices to Planters. The dollar increase in sales is offset by increases in cost of sales and variable selling costs relating to the Company's resumed distribution of Fiddle Faddle. Net sales to Planters were 9% of net sales for the twelve months ended June 30, 1998.

     As part of its business, the Company copacks products for other entities. One of its copack customers, which accounted for approximately 10% and 18% of the Company's net sales during the twelve months ended June 30, 1999 and 1998, respectively, terminated its copack agreement with the Company. The termination of the copack agreement could have an adverse effect on the Company's future results of operations unless the Company secures replacement business.

     Gross profit increased 3% or $.3 million to $9.2 million for the twelve months ended June 30, 1999 versus $8.9 million in the corresponding period of 1998. The increase is due to higher private label case sales which were partially offset by declines in branded and copack case sales.

     Selling, general and administrative expenses increased 20% or $1.6 million to $9.7 million for the twelve months ended June 30, 1999 versus $8.1 million for the same period in 1998. This increase was primarily due to increases in selling costs associated with the Company's resumption of the marketing and distribution of the Fiddle Faddle business, an increase in marketing costs associated with development of new products, and an increase in selling overhead.

     The non-recurring charge of $.3 million represents $.2 million of severance related to the Company's former President and Chief Operating Officer, $.05 million costs incurred during the relocation of the Company's new Chief Executive Officer and $.05 million of severance related to former employees. All amounts have been paid as of June 30, 1999.

     The Company discontinued its nut division operations during the fiscal quarter ended December 31, 1998. Management determined that the nut division product lines were no longer viable because of continued sales declines resulting from increased competitive activity. Nut division sales were $.1 million and $1.0 million for the twelve months ended June 30, 1999 and 1998, respectively.

     As a result, all of the goodwill related to the nut division ($.4 million) was written off. Similarly, manufacturing equipment (book value of $.3 million) was written down to $50,000, the expected liquidation value. The write-downs of goodwill and manufacturing equipment comprise the "Nut Division Write-Down" of $.6 million in the statement of operations. The Company expects the equipment to be sold during calendar 1999, and no additional charges are anticipated with respect to the discontinuance of nut division operations.

     The nut division's operating loss, excluding the "nut division write-down" was $28,000 including depreciation of $29,000 and goodwill amortization of $8,000 for the twelve months ended June 30, 1999. The nut division's operating loss was $6,000 including depreciation of $64,000 and goodwill amortization of $15,000 for the twelve months ended June 30, 1998.

     In fiscal 1998, the Company recognized Net Planters Other Income of $1.4 million which represents Planters compensation of $1.9 million to the Company for failing to achieve certain sales levels during the calendar year ending December 31, 1997 which was partially offset by approximately $.5 million in non-recurring charges associated with initial efforts to rebuild the Fiddle Faddle brand.

     The year to date loss of $1.4 million versus a profit of $1.7 million in the same period in 1998 represents a decrease in earnings of $3.0 million. The earnings decline is primarily attributable to lower branded case sales, an increase in marketing costs associated with the development of new products and an increase in selling overhead. Additionally, there were several non-recurring items contributing to the earnings decline: Net Planters Other Income of $1.4 million recognized in fiscal 1998, the Nut Division write-down of $.6 million, and the non-recurring charge of $.3 million.


Twelve months ended June 30, 1998 versus June 30, 1997
------------------------------------------------------

     Overall net sales increased 5% or $1.2 million to $24.3 million for the twelve months ended June 30, 1998 versus $23.1 million in the corresponding period of 1997. The sales increase is attributable to newly secured copack and private label business which was partially offset by declines in sales of Fiddle Faddle. The Company sold 34% fewer cases of Fiddle Faddle to its customers and Planters in the twelve months ended June 30, 1998 than the number of cases sold to Planters under the Planters Agreement a year ago. Sales of branded products represented 76% and 98%, private label products of 6% and 0% and copack products of 18% and 2% for the fiscal year ended June 30, 1998 and 1997, respectively. Sales to Planters, excluding Net Planters Other Income, represented 9% and 47% of net sales for the twelve months ended June 30, 1998 and 1997, respectively. The termination of the Planters Agreement on December 31, 1997, in addition to reduced minimums and sales rates for the six month period ended December 31, 1997, resulted in the sales decline to Planters. Sales to Planters during the six months period ended December 31, 1997 represented payments, in lieu of manufactured cases, at predetermined rates which are lower than the rates Planters paid for manufactured cases during the corresponding period in 1996. The Planters sales decline is partially offset by a $2.0 million increase in sales resulting from the Company's resumption of Fiddle Faddle distribution on January 1, 1998. The Company's sales are at its historical selling prices which are higher than its selling prices to Planters. The dollar increase in sales is offset by increases in cost of sales and variable selling costs relating to the Company's distribution of Fiddle Faddle.

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

     The non-recurring charge of $.5 million represents severance and other compensation costs in connection with the resignation of the Company's former Chairman and Chief Executive Officer. All amounts have been paid as of June 30, 1998.

     In fiscal 1998, the Company recognized Net Planters Other Income of $1.4 million which represents Planters compensation of $1.9 million to the Company for failing to achieve certain sales levels during the calendar year ending December 31, 1997 which was partially offset by approximately $.5 million in non-recurring charges associated with initial efforts to rebuild the Fiddle Faddle brand.

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


Liquidity and Capital Resources
-------------------------------

     As of June 30, 1999, the Company had working capital of $8.4 million compared with a working capital of $3.5 million at June 30, 1998, an increase of $4.9 million. The increase in working capital is attributable to the $5.0 million proceeds from the Brynwood convertible subordinated debenture (see below).

     On April 1, 1999, the Company executed and delivered a Convertible Subordinated Debenture (the "Debenture") in favor of Brynwood Partners III L.P., ("Brynwood III"), in the principal amount of $5,000,000. The Debenture bears interest at the rate of 6% per annum, matures on December 31, 2001 and is convertible, at the option of Brynwood III, into shares of Common Stock of the Company at any time after a Convertability Event (as defined in the Debenture). The note is convertible at $1.37 per share into shares of common stock.

     The Company currently meets its short-term liquidity needs from its cash on hand. The Company also had a revolving credit facility which was secured by a first priority, perfected security interest in substantially all of the Company's existing and after-acquired assets. There were no amounts outstanding under the revolving credit facility at June 30, 1999. The Company was in breach of certain covenants set forth in the revolving credit agreement, including the EBITDA covenants as of June 30, 1999 and the requirement of obtaining the bank's consent relative to the Brynwood Debenture. On August 6, 1999, the Company terminated its revolving credit facility with the bank.

     The Company plans to obtain a new revolving credit facility with another financial institution in the future, however, there can be no assurance that the Company will be able to obtain such a facility. The Company presently believes that its cash will be adequate to meet its needs for the next twelve months.

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

     The Company has approximately $3.4 million in NOL carryforwards. A valuation allowance has been recorded due to the uncertainty of realizing certain loss carryforwards and other deferred tax assets because of the Company's brief operating history and recent losses.

     The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated.

                                      Twelve Months Ended
                                        (in thousands)
                                -------------------------------
                                June 30, 1999     June 30, 1998
                                -------------     -------------
Cash provided by (used in)
   operating activities           $(1,404)            $ 3,508

Cash provided by (used in)
   investing activities              (207)             (1,222)

Cash provided by (used in)
   financing activities             4,667                (167)


    Cash used in operating activities increased to $1.4 million during the twelve months ended June 30, 1999 compared to cash provided by operating activities of $3.5 million in 1998. The increase in cash used in operating activities is primarily due to the decrease in the Company's net profit coupled with the timing of accounts receivable.

    Net cash used in investing activities of $.2 million during the twelve months ended June 30, 1999 represents capital expenditures. Net cash used in investing activities of $1.2 million for the twelve months ended June 30, 1998 is primarily comprised of the $.8 million acquisition of certain assets of Iroquois and $.5 million in capital expenditures.

    Net cash provided by financing activities for the period ended June
30, 1999 was $4.7 million, which consisted of $5.0 million proceeds from the Brynwood convertible debenture partially offset by $.3 million of payments under the short term note relating to the Iroquois acquisition. Net cash used in financing activities for the period ended June 30, 1998 represents payments under the short term note relating to the Iroquois Acquisition.


Y2K Disclosure
--------------

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

    The Company has identified its critical management information systems hardware and software and is in the process of determining whether they are Year 2000 compliant. The Company's assessment of its hardware and software Year 2000 compliance is highly dependent upon representations from the hardware and software manufacturers. The Company plans to complete testing of its critical hardware and software by September 1999. The Company does not believe it will cost more than $.1 million to make these systems Year 2000 compliant.

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

    While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurance that the systems of other companies on which the Company's systems and operations rely on will be converted on a timely basis and will not have a material adverse effect on the Company. However, based on the progress the Company has made on its internal initiative and the information available from third parties, the Company has not identified a need to develop an extensive contingency plan for non-compliance issues at this time. The need for such plan is evaluated on an ongoing basis as part of the Company's overall Year 2000 initiative.



Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
--------  ---------------------------------------------------------

    Not Applicable



Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

    The financial information required by Item 8 is included elsewhere in this report. See Part IV, Item 14.




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------   ---------------------------------------------------------------

    None.



                            PART III
                            ---------

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

    The Company's definitive Proxy Statement to be issued in conjunction with the 1999 Annual Meeting of Shareholders is incorporated herein by reference.



Item 11.  Executive Compensation
--------  ----------------------

    The Company's definitive Proxy Statement to be issued in conjunction with the 1999 Annual Meeting of Shareholders is incorporated herein by reference.



Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

    The Company's definitive Proxy Statement to be issued in conjunction with the 1999 Annual Meeting of Shareholders is incorporated herein by reference.



Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

    The Company's definitive Proxy Statement to be issued in conjunction with the 1999 Annual Meeting of Shareholders is incorporated herein by reference.



                             PART IV
                            ---------

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

(b)       Reports on Form 8-K.
          --------------------

          On April 4, 1999 the Company filed a Current Report on Form 8-K with respect to a $5 million Convertible Subordinated Debenture by the Company in favor of Brynwood Partners III, L.P.

                           SIGNATURES
                          ------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LINCOLN SNACKS COMPANY
                                (Registrant)


                                By: /s/ Hendrik J. Hartong III
                                    ---------------------------
                                     Hendrik J. Hartong III
                                     Director, President and Chief
                                       Executive Officer

                                Date:  September 16, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Kristine A. Crabs                           September 16, 1999
---------------------------------------
Kristine A. Crabs
Vice President and Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)


/s/ Hendrik J. Hartong, Jr.                     September 16, 1999
---------------------------------------
Hendrik J. Hartong, Jr.
Director


/s/ John T. Gray                                September 16, 1999
---------------------------------------
John T. Gray
Director


/s/ C. Alan MacDonald                           September 16, 1999
---------------------------------------
C. Alan MacDonald
Director


/s/ Ian B. MacTaggart                           September 16, 1999
---------------------------------------
Ian B. MacTaggart
Director

                     LINCOLN SNACKS COMPANY
                     -----------------------

                  INDEX TO FINANCIAL STATEMENTS
                 -------------------------------



Financial Statements:                                       Page(s)
                                                            -------

  Report of Independent Public Accountants                  F-1

  Balance Sheets as of June 30, 1999 and 1998               F-2 to F-3

  Statements of Operations for the Years Ended
       June 30, 1999, 1998 and 1997                         F-4

  Statements of Changes in Stockholders' Equity
       for the Years Ended June 30, 1999, 1998 and 1997     F-5

  Statements of Cash Flows for the Years Ended
       June 30, 1999, 1998 and 1997                         F-6 to F-7

  Notes to Financial Statements                             F-8 to F-18

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Lincoln Snacks Company:

We have audited the accompanying balance sheets of Lincoln Snacks Company (a Delaware corporation) as of June 30, 1999 and 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended June 30, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Snacks Company as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the years ended June 30, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.


                                       /s/ Arthur Andersen LLP
                                       ------------------------
                                       ARTHUR ANDERSEN LLP

Stamford, Connecticut,
August 6, 1999

                     LINCOLN SNACKS COMPANY
                    ------------------------
                         BALANCE SHEETS
                        ----------------
                             ASSETS
                             -------
                     JUNE 30, 1999 AND 1998
                    -------------------------

                                                  June 30,           June 30,
                                                      1999               1998
                                              ------------       ------------
            ASSETS
            ------
CURRENT ASSETS:
  Cash                                         $ 6,781,556        $ 3,726,400
  Accounts receivable, net of
    allowances for doubtful
    accounts and cash discounts
    of $384,875 and $322,509                     3,304,003          1,703,427
  Inventories                                    2,682,434          2,363,287
  Prepaid and other current assets                  13,696             61,557
                                               -----------        -----------
  Total current assets                          12,781,689          7,854,671
                                               -----------        -----------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                             370,000            370,000
  Building and leasehold improvements            1,789,809          1,782,992
  Machinery and equipment                        4,714,683          5,023,795
  Construction in process                          100,044             13,093
                                               -----------        -----------
                                                 6,974,536          7,189,880
  Less-accumulated depreciation                 (3,349,176)        (2,877,571)
                                               -----------        -----------
                                                 3,625,360          4,312,309

INTANGIBLE AND OTHER ASSETS, net of
  accumulated amortization of
  $937,123 and $826,967                          3,346,359          3,906,515
                                               -----------        -----------
  Total assets                                 $19,753,408        $16,073,495
                                               ===========        ===========

         The accompanying notes to financial statements are an integral part of these balance sheets.

                     LINCOLN SNACKS COMPANY
                     -----------------------
                         BALANCE SHEETS
                        ----------------
              LIABILITIES AND STOCKHOLDERS' EQUITY
              -------------------------------------
                     JUNE 30, 1999 AND 1998
                     -----------------------

                                                  June 30,           June 30,
                                                      1999               1998
                                              ------------        -----------

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                            $    674,388        $ 1,197,444
  Accrued expenses                               1,677,855          1,381,928
  Accrued trade promotions                       2,059,854          1,428,669
  Deferred gain (Note 10)                           13,434             13,434
  Current portion of note payable                       --            333,333
                                              ------------        -----------
  Total current liabilities                      4,425,531          4,354,808

LONG TERM DEBT (Note 6)                          5,000,000                 --

DEFERRED GAIN (Note 10)                             89,941            102,863
                                              ------------        -----------
  Total liabilities                              9,515,472          4,457,671
                                              ------------        -----------
COMMITMENTS (Notes 8 and 11)

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value,
  20,000,000 shares authorized,
  6,450,090 outstanding at June 30,
  1999 and 1998                                     64,501             64,501
  Special stock, $0.01 par value,
  300,000 shares authorized,
  none outstanding                                      --                 --
  Additional paid-in capital                    18,010,637         18,010,637
  Accumulated deficit                           (7,811,176)        (6,433,288)
                                               -----------        -----------
                                                10,263,962         11,641,850
  Less - cost of common stock in
  treasury; 118,300 shares
  at June 30, 1999 and 1998                        (26,026)           (26,026)
                                               -----------        -----------
  Total stockholders' equity                    10,237,936         11,615,824
                                               -----------        -----------
  Total liabilities and stockholders' equity   $19,753,408        $16,073,495
                                               ===========        ===========


         The accompanying notes to financial statements are an integral part of these balance sheets.

                     LINCOLN SNACKS COMPANY
                    ------------------------
                    STATEMENTS OF OPERATIONS
                   --------------------------
        FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
        -------------------------------------------------

                                   Year Ended   Year Ended  Year Ended
                                     June 30,     June 30,    June 30,
                                         1999         1998        1997
                                  -----------  ----------- -----------
NET SALES                         $27,080,509  $24,277,772  $23,101,704

COST OF SALES                      17,913,770  15,405,319    15,525,387
                                  -----------  -----------  -----------
  Gross profit                      9,166,739    8,872,453    7,576,317

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES           9,701,671    8,096,238    5,697,404
NON-RECURRING
  CHARGE (Note 13)                    286,633      484,388           --
NUT DIVISION WRITE
  DOWN (Note 12)                      590,459           --           --
WRITE DOWN OF FIXED
  ASSETS (Note 12)                         --           --      269,498
NET PLANTERS OTHER
  INCOME (Note 17)                         --   (1,376,000)          --
                                  -----------  -----------  -----------
  Income (loss) from
    operations                     (1,412,024)   1,667,827    1,609,415

OTHER:
  Interest income (expense), net       78,136      128,452     (126,820)
  Other expense                            --      (19,441)          --
                                  -----------  -----------  -----------
  Income (loss) before
     provision for income
     taxes                         (1,333,888)   1,776,838    1,482,595

PROVISION FOR INCOME TAXES             44,000      110,000       40,000
                                  -----------  -----------  -----------
  Net income (loss)               $(1,377,888) $ 1,666,838  $ 1,442,595
                                  ===========  ===========  ===========
BASIC AND DILUTED NET INCOME
  (LOSS) PER SHARE (Note 2)       $      (.22) $       .26  $       .23
                                  ===========  ===========  ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING
    Basic                           6,331,790    6,331,790    6,331,790
                                  ===========  ===========  ===========
    Diluted                         6,331,816    6,341,804    6,331,790
                                  ===========  ===========  ===========


         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY
                     -----------------------
          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         ----------------------------------------------
        FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
       --------------------------------------------------

                                        Additional
                    Common    Special      Paid-in   Accumulated     Treasury
                     Stock      Stock      Capital      (Deficit)       Stock
                    ------   --------   ----------   -----------     --------
June 30, 1996      $64,501     $  --    $18,010,637  $(9,542,721)    $(26,026)

  Net income            --        --             --    1,442,595           --
                   -------   -------    -----------  -----------     --------

June 30, 1997       64,501        --     18,010,637   (8,100,126)     (26,026)

  Net income            --        --             --    1,666,838           --
                   -------   -------    -----------  -----------     --------

June 30, 1998       64,501        --     18,010,637   (6,433,288)     (26,026)

  Net (loss)            --        --             --   (1,377,888)          --
                   -------   -------    -----------  -----------     --------

June 30, 1999      $64,501     $  --    $18,010,637  $(7,811,176)    $(26,026)
                   =======   =======    ===========  ===========     ========


         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY
                    ------------------------
                    STATEMENTS OF CASH FLOWS
                    -------------------------
        FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
        -------------------------------------------------

                                   Year Ended   Year Ended   Year Ended
                                     June 30,     June 30,     June 30,
                                         1999         1998         1997
                                   ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)               $(1,377,888)  $1,666,838   $1,442,595
  Adjustments to reconcile
   net income to net cash
    provided by operating
   activities:
    Depreciation                      671,546      645,305      640,738
    Amortization                      192,356      159,856      177,116
    Nut division write down           590,459           --           --
    Loss on sale of equipment              --       19,441           --
    Write down of fixed assets             --           --      269,498
    Provision for doubtful
     accounts and cash
     discounts, net                    62,367       39,198       64,254
  Changes in assets and
   liabilities:
    (Increase) decrease in
     accounts receivable           (1,662,942)     686,620      677,684
    (Increase) decrease in
     inventories                     (319,147)    (460,182)     403,275
    (Increase) decrease in
     prepaid and other
     current assets                    47,861      (32,534)      61,313
    Increase (decrease) in
     accounts payable                (523,056)    (159,726)    (472,885)
    Increase (decrease) in
     accrued trade promotions         631,185      753,084     (184,595)
    Increase (decrease) in
     accrued expenses                 283,004      190,406       61,938
                                  -----------  -----------  -----------
    Net cash provided by
     (used in) operating
     activities                   $(1,404,255) $ 3,508,306  $ 3,140,931
                                  -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition, net of note
   payable to seller              $        --  $  (800,160) $        --
  Capital expenditures               (207,256)    (488,782)    (314,529)
  Proceeds from sale of land               --           --      369,218
  Proceeds from sale of
   fixed assets                            --       67,346       17,640
                                  -----------  -----------  -----------
    Net cash provided by
     (used in) investing
     activities                   $  (207,256) $(1,221,596) $    72,329
                                  -----------  -----------  -----------

                     LINCOLN SNACKS COMPANY
                     ----------------------
                    STATEMENTS OF CASH FLOWS
                    -------------------------
        FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
        -------------------------------------------------
                           (Continued)

                                   Year Ended    Year Ended    Year Ended
                                     June 30,      June 30,      June 30,
                                         1999          1998          1997
                                  -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under note
   payable                        $  (333,333)  $  (166,667)  $        --
  Repayments under term
   loan                                    --            --    (1,109,326)
  Borrowings (repayments)
   under revolver, net                     --            --      (556,115)
  Borrowings from Brynwood
   note                             5,000,000            --            --
                                   ----------   -----------   -----------

    Net cash provided by
     (used in) financing
     activities                     4,666,667      (166,667)   (1,665,441)
                                   ----------   -----------   -----------

    Net increase in cash            3,055,156     2,120,043     1,547,819

CASH, beginning of period           3,726,400     1,606,357        58,538
                                  -----------   -----------   -----------
CASH, end of period               $ 6,781,556   $ 3,726,400   $ 1,606,357
                                  ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                   $    86,353   $    13,010   $   120,059
                                  ===========   ===========   ===========
  Income taxes paid               $    37,174   $   105,672   $    21,388
                                  ===========   ===========   ===========

         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY
                    ------------------------
                  NOTES TO FINANCIAL STATEMENTS
                 -------------------------------



(1) The Company:
    ------------
    Lincoln Snacks Company ("Lincoln" or the "Company"), formerly Lincoln Foods Inc., is a Delaware corporation and is a majority-owned subsidiary of Brynwood Partners III, L.P. ("Brynwood"). Prior to June 1998, the Company was a majority-owned subsidiary of Noel Group, Inc. ("Noel"). Lincoln is engaged in the manufacture and marketing of caramelized pre-popped popcorn and glazed popcorn/nut mixes primarily throughout the United States and Canada. Sales of the Company's products are subject to seasonal trends with a significant portion of sales occurring in the third and fourth quarter of the calendar year.

    In 1997, the Company entered into Trademark License Agreements with Nabisco, Inc. pursuant to which Nabisco, Inc. granted the Company the right to use the Planters trademarks in connection with the sales and marketing of the Company's Fiddle Faddle products in the United States and Canada for a period of five years commencing on January 1, 1998. This agreement is royalty free for the first two years of its term. Royalty payments, based on net sales of products included in the agreement, are payable in subsequent years.



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

     Impairment of long-lived assets-
     --------------------------------
     The Company follows the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, this statement requires recognition of an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such impairment loss is then based on the fair value of the asset.

     The Company periodically reviews the carrying value of its long lived assets including property, plant, and equipment and including intangible and other assets, in order to determine whether an impairment in the value of its long-lived assets may exist. The Company considers relevant cash flow, estimated future operating results, trends, management's strategic plans, competition, and other available information, in assessing whether the carrying value of the assets can be recovered. Except for the long lived assets discussed in Note 12, the Company has determined that there has been no further impairment in its long lived assets as of June 30, 1999.

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

     Intangible assets-
     ------------------
     Intangible assets are carried at cost, less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives as follows:

            Excess of purchase price over
              net assets acquired               10-30 years
            Intellectual property and other      1-20 years

     The Company believes no impairment of intangible assets exists at June 30, 1999.

     Income taxes-
     -------------
     The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", under which deferred income taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates and regulations. The Company does not believe that it is more likely than not that the Company's deferred tax assets will be utilized and accordingly, a valuation allowance is required.

     Net income per share-
     ---------------------
     The Company follows the provisions of Statement of Financial
     Accounting Standards No. 128 ("SFAS No. 128"). This statement establishes standards for computing and presenting basic and diluted earnings per share.

     Below is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                            1999         1998         1997
                                     -----------   ----------   ----------
     Basic earnings per share:
     Weighted average number of
       shares outstanding              6,331,790    6,331,790    6,331,790

     Dilutive effect of stock
       options                                26       10,014           --
                                     -----------   ----------   ----------

     Diluted earnings per share:
     Weighted average number of
       shares outstanding              6,331,816    6,341,804    6,331,790
                                     ===========   ==========   ==========

     Net Income (loss)               $(1,377,888)  $1,666,838   $1,442,595
                                     ===========   ==========   ==========

     Basic and diluted
       earnings (loss)
       per share                           $(.22)       $ .26        $ .23
                                     ===========   ==========   ==========


     Options to purchase 519,750 shares of common stock were outstanding at June 30, 1999, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. Options and warrants to purchase 65,329 shares of common stock were outstanding at June 30, 1998, and included in the computation of diluted earnings per share for the twelve months ended June 30, 1998. Additional options and warrants to purchase 812,221 and 822,550 shares of common stock were not included in the computation of diluted earnings per share for the twelve months ended June 30, 1998 and 1997, respectively, as the effect would be anti-dilutive.

     The Brynwood subordinated debenture (see Note 7) is convertible into 3,649,635 shares of common stock upon the election of Brynwood after the occurrence of a Convertability Event (as defined therein).
     These shares were not included in the computation of diluted earnings per share for the year ended June 30, 1999 as the effect would be anti-dilutive.



(3) Balance Sheet Components:
    -------------------------
    The components of certain balance sheet accounts are as follows:


                                                    1999                1998
                                              ----------          ----------
    Inventories-
    ------------
       Raw and packaging materials            $1,828,542          $1,385,854
       Finished goods                            853,892             977,433
                                              ----------          ----------
                                              $2,682,434          $2,363,287
                                              ==========          ==========

    Intangible and other assets-
    ----------------------------
       Excess of purchase price over
         net assets acquired                  $4,127,631          $4,577,631
       Intellectual property and other           155,851             155,851
                                              ----------          ----------
                                               4,283,482           4,733,482
       Less:  accumulated amortization          (937,123)           (826,967)
                                              ----------          ----------

       Intangible assets, net                 $3,346,359          $3,906,515
                                              ==========          ==========



(4) Income Taxes:
    -------------
    The income tax provisions for the years ended June 30, 1999, 1998 and 1997 consist primarily of state taxes and federal alternative minimum taxes.

    The following represents a reconciliation of the federal statutory income tax rate to the effective income tax rate:

                                            1999       1998       1997
                                        --------   --------   --------
    Statutory federal income
      (benefit) tax rate                 (34.0)%     34.0%      34.0%
    State income and franchise
       taxes, net of federal benefit       1.1        1.5        1.1
    Utilization of loss carry-
      forwards, net                         --      (29.7)     (32.6)
    Losses and temporary differences
      not benefited                       35.9         --         --
    Non-deductible meals and
      entertainment                        0.3        0.4        0.2

    Effective income tax rate              3.3%       6.2%       2.7%


    The principal temporary items comprising the net unrecognized deferred income tax asset are as follows:

                                        June 30,      June 30,      June 30,
                                            1999          1998          1997
                                     -----------   -----------   -----------
       Net operating loss
         carryforward                $ 1,370,000   $ 1,386,000   $ 2,428,000
       Depreciation and amortization    (772,000)     (985,000)     (864,000)
       Accrued expenses not yet
         deductible                      915,000       660,000       165,000
       All other                         619,000       456,000       385,000
                                     -----------   -----------   -----------
       Net deferred tax
         asset unrecognized            2,132,000     1,517,000     2,114,000
       Less:  valuation reserve       (2,132,000)   (1,517,000)   (2,114,000)
                                     -----------   -----------   -----------
       Net deferred tax asset
         recognized                  $        --   $        --   $        --
                                     ===========   ===========   ===========



       At June 30, 1999, the Company had a pre-tax net operating loss carryforward ("NOLs") for income tax purposes, subject to Internal Revenue Service review, of approximately $3,425,000 which expire in 2009 through 2019 if not utilized. The above NOLs include those NOLs generated subsequent to deconsolidating from Noel in 1994.

       A valuation allowance has been recorded due to the uncertainty of realizing certain loss carryforwards and other deferred tax assets because of the Company's brief operating history and recent losses.

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

       On June 8, 1998, the Company underwent an ownership change as a result of the acquisition of Noel's interest in the Company by Brynwood. As a result of the ownership change, utilization of the Company's NOL will be subject to an annual limitation of approximately $650,000.



(5)    Stock Options and Warrants:
       ---------------------------
       In November 1993, the Company adopted the 1993 Stock Option Plan and the Non-Employee Directors' Stock Option Plan. A total of 550,000 shares of common stock are reserved for issuance under the 1993 Stock Option Plan and 200,000 shares of common stock are reserved for issuance under the Non-Employee Directors' Stock Option Plan. The Company has granted options to purchase 453,861 shares and 50,000 shares, respectively, through June 30, 1999. Under both Plans, the option exercise price equals the stock's market price on date of grant. The 1993 Stock Option Plan options normally vest 20% over a five year period. The Non-Employee Director's
       Stock Option Plan options vest immediately upon grant. All options expire ten years from date of grant. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

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

       Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


                                         1999           1998           1997
                                   ----------     ----------     ----------
     Net income (loss):
       As reported                 $(1,377,888)   $1,666,838     $1,442,595
       Pro forma                   $(1,492,331)   $1,218,607     $1,300,723

     Basic and diluted
     income per share:
       As reported                       $(.22)         $.26           $.23
       Pro forma                         $(.24)         $.19           $.21


    Because the SFAS 123 method of accounting is not applicable to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be experienced in future years.

    A summary of the status of the Company's two stock option plans at June 30, 1999, 1998, and 1997 and changes during the years then ended is presented in the table and narrative below:


                                1999                 1998                  1997
                         -------------------   -------------------   -------------------
                                   Wtd. Avg.             Wtd. Avg.             Wtd. Avg.
                          Shares   Ex. Price    Shares   Ex. Price   Shares    Ex. Price
                         -------   ---------   -------   ---------   -------   ---------
Outstanding at
  beginning of year      557,059       $3.16   822,550       $2.73   473,800       $4.35
Granted                  379,000        1.64   116,800        1.81   437,750        1.32
Cancelled               (431,309)       3.63  (380,200)       1.81   (75,000)       4.50
Forfeited                   (889)       1.50    (2,091)       1.54        --          --
Expired                       --          --        --          --   (14,000)       4.31
                         -------   ---------   -------   ---------   -------   ---------
Outstanding at
  end of year            503,861       $1.62   557,059       $3.16   822,550       $2.73
                         =======   =========   =======   =========   =======   =========
Exercisable at
  end of year            170,746               181,217               435,940
                         =======               =======               =======
Weighted average
  fair value of
  options granted                     $1.18                  $1.37                 $1.00
                                  =========              =========             =========



          The following table summarizes information about stock options and warrants outstanding at June 30, 1999:


                           Options Outstanding          Options Exercisable
                ------------------------------------   ----------------------
                     Number      Weighted                   Number
                Outstanding       Average   Weighted   Exercisable   Weighted
     Range of            At     Remaining    Average            At    Average
     Exercise      June 30,   Contractual   Exercise      June 30,   Exercise
       Prices          1999   Life (Years)     Price          1999      Price
-------------   -----------   ------------  --------   -----------   --------
$1.03 - $1.88       503,861           8.92     $1.62       170,746      $1.58


    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999 and 1998, respectively: risk-free interest rates of 4.87% and 6.25%, no expected dividend yields, expected lives of ten years and expected volatility of 57% and 61%.



(6) Debt Facilities:
    ----------------
    In December 1993, the Company entered into a bank loan agreement, as amended, which provided for up to $4 million in revolver borrowings. There were no amounts outstanding under the revolving credit facility at June 30, 1999. Borrowings under the revolver were limited to a percentage of eligible receivables and inventory. The revolving credit facility bore interest at a rate equal to the sum of the average monthly Eurodollar rate plus 1.0%. The facility required an annual monitoring fee of $6,000 and an unused facility fee of 0.25% on the unused portion of the revolver. The facility was collateralized by substantially all of the Company's assets. The Company was in breach of certain covenants set forth in the revolving credit agreement, including the EBITDA covenants as of June 30, 1999 and the requirement of obtaining the bank's consent relative to the Brynwood Debenture (see Note 7). On August 6, 1999, the Company terminated its revolving credit facility with the bank.

    The Company plans to obtain a new revolving credit facility with another financial institution in the future, however, there can be no assurance that the Company will be able to obtain such a facility. The Company presently believes that its cash will be adequate to meet its needs for the next twelve months.



(7) Brynwood Convertible Subordinated Debenture:
    --------------------------------------------
    On April 1, 1999, the Company executed and delivered a Convertible Subordinated Debenture (the "Brynwood Debenture") in favor of Brynwood, in the principal amount of $5,000,000. The Brynwood Debenture bears interest at the rate of 6% per annum, matures on December 31, 2001 and is convertible, at the option of Brynwood III, for shares of common stock of the Company at any time after a Convertability Event (as defined in the Brynwood Debenture). The note is convertible at $1.37 per share into shares of common stock. Interest is payable quarterly.

    The Company's breach of its bank covenants (see Note 6) resulted in a default of the Brynwood Debenture. Brynwood has waived its right to demand payment of the debenture until January 2001 by reason of current defaults existing under the bank agreement.



(8) Commitments:
    ------------
    In the normal course of business, Lincoln enters into purchase commitments with certain of its raw material suppliers generally for periods up to one year. Amounts to be purchased under these arrangements are not anticipated to exceed raw material requirements for the period to which the commitments apply. The total remaining amount of inventory to be purchased under these commitments as of June 30, 1999 is approximately $3,971,000. These purchase commitments expire primarily through December 31, 1999.



(9) Acquisition:
    ------------
    On March 17, 1998, the Company acquired certain assets of Iroquois Popcorn Company ("Iroquois"), a private label manufacturer of caramelized popcorn, for approximately $1,300,000, of which $800,000 was paid in cash and $500,000 is a non-interest bearing note to be paid in equal monthly installments over a twelve-month period commencing March 31, 1998. A contingent payment of up to $350,000 may be paid in the future if the Company maintains 70% of the sales volume to Iroquois' largest customer.

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

                                                 1998                1997
                                          -----------         -----------
            Net sales                     $27,859,707         $27,118,445
            Net income                    $ 2,594,054         $ 2,137,211
            Net income per share                $0.41               $0.34





(10) Sale of Land:
     -------------
     In October 1996, the Company sold land adjacent to its manufacturing facility in Lincoln, Nebraska. The agreement for the sale and purchase of the land was contingent upon the Company leasing back from the purchaser of the land 50,000 square feet of a new warehouse facility to be constructed on the property by the buyer.

     The Company entered into a 10-year minimum term lease with the purchaser to lease 50,000 square feet of warehouse space, approximately 57% of the facility. Accordingly, the gain on the sale of the land, $129,218, was deferred and is being amortized over the term of the lease in accordance with SFAS No. 13 and SFAS No. 28 since the Company retained more than a minor part of the property sold and the present value of the lease payments related to the land exceeded the gain on the sale of the land.



(11) Leases:
     -------
     At June 30, 1998, the Company's minimum future rental payments on a fiscal year basis under non-cancelable operating leases are as follows:


          2000                      $   271,000
          2001                          251,000
          2002                          245,000
          2003                          268,000
          2004 and thereafter         1,038,000

     Rent expense for operating leases amounted to approximately $317,000, $310,000 and $286,000 for the years ended June 30, 1999, 1998 and
     1997, respectively.



(12) Write Down of Fixed Assets:
     ---------------------------
     The Company discontinued its nut division operations during the fiscal quarter ended December 31, 1998. Management determined that the nut division product lines were no longer viable because of continued sales declines resulting from increased competitive activity. Nut division sales were $61,814 and $907,863 for the twelve months ended June 30, 1999 and 1998, respectively.

     As a result, all of the goodwill related to the nut division ($367,800) was written off. Similarly, manufacturing equipment (book value of $272,659) was written down to $50,000, the expected liquidation value. The write-downs of goodwill and manufacturing equipment comprise the "Nut Division Write-Down" of $590,459 in the fiscal 1999 statement of operations. The Company expects the equipment to be sold during 1999, and no additional charges are anticipated with respect to the discontinuance of nut division operations.

     The division's operating income (loss) was ($28,489), excluding the "Nut Division Write-Down," and $6,049, for the twelve months ended June 30, 1999 and 1998, respectively. These amounts include depreciation of $28,941 and $64,310 and goodwill amortization of $7,500 and $15,000, for the twelve months ended June 30, 1999 and 1998, respectively.

     During the year ended June 30, 1997, the Company wrote down $269,498 of fixed assets. Management ceased producing and selling certain nut product lines and wrote down $227,566 in manufacturing equipment relating to such product lines. The Company also wrote down $41,932 of leasehold improvements relating to the termination of its warehouse lease.



(13) Non-recurring Charge:
     ---------------------
     The non-recurring charge of $286,633 for the twelve months ended June 30, 1999 represents $177,000 of severance related to the Company's former president and chief operating officer, $50,000 costs incurred during the relocation of the Company's new Chief Executive Officer, and $59,633 of severance related to former employees. All amounts have been paid as of June 30, 1999.

     During the year ended June 30, 1998, the Company recorded a non-recurring charge of $484,388 relating to severance and other compensation costs in connection with the resignation of the Company's former chairman and chief executive officer. All amounts were paid as of June 30, 1998.



(14) Related Party Transactions:
     ---------------------------
     During the years ended June 30, 1998 and 1997, the Company paid legal fees of approximately $38,000 and $72,000, respectively, to a law firm of which one of its partners is a director of Noel.

     During the year ended June 30, 1999, the Company received proceeds from a $5 million convertible debenture from Brynwood, the Company's majority stockholder. Two of the Company's directors are general partners of the general partner of Brynwood; a third director of the Company is a principal of Brynwood.



(15) Employee Benefit Plans:
     -----------------------
     The Company sponsors a defined contribution savings plan (401(k)). Participation in the plan is available to substantially all salaried and hourly employees. Company contributions to the plan are based on a percentage (2%) of employee contributions. During the years ended June 30, 1999, 1998 and 1997, Company contributions to the plan totaled $48,000, $52,000 and $46,000, respectively.



(16) Sales Data:
     -----------
     Export sales-
     -------------
     During the years ended June 30, 1999, 1998 and 1997, export sales were approximately $1,414,000, $1,520,000 and $2,157,000, respectively.

     Significant customer-
     ---------------------
     For the year ended June 30, 1999, two customers represented approximately 33% and 10% of net sales, respectively. For the years ended June 30, 1998 and 1997, Planters (see Note 17) represented approximately 9% and 47%, respectively, of net sales.



(17) Net Planters Other Income:
     --------------------------
     On July 17, 1995, Planters Company, a unit of Nabisco, Inc. ("Planters"), began exclusively distributing the Company's Fiddle Faddle and Screaming Yellow Zonkers products (the "Products") pursuant to a distribution agreement dated June 6, 1995 (the "Distribution Agreement") for an initial term which was originally scheduled to expire on June 30, 1997 unless renewed for additional one year periods. The Distribution Agreement required Planters to purchase an annual minimum number of equivalent cases of the Products during the initial term.

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

     Sales to Planters represented 9% and 47% of net sales for the years ended June 30, 1998 and 1997. Amounts due from Planters represented 69% of accounts receivable at June 30, 1997.



(18) Valuation and Qualifying Accounts:
     ----------------------------------

                                  Balance at   Charged to                  Balance
                                   Beginning    Costs and                   at end
     Description                   of Period     Expenses   Deductions   of Period
-------------------------------   ----------   ----------   ----------   ---------
Year ended June 30, 1997:
 - Allowances for doubtful
    accounts and cash discounts    $173,524    $210,633     $(146,379)    $237,778
 - Inventory reserves               191,030     190,664       (97,029)     284,665

Year ended June 30, 1998:
 - Allowances for doubtful
    accounts and cash discounts    $237,778    $315,526     $(230,795)    $322,509
 - Inventory reserves               284,665     168,852       (91,019)     362,498

Year ended June 30, 1999:
 - Allowances for doubtful
    accounts and cash discounts    $322,509    $316,806     $(254,440)    $384,875
 - Inventory reserves               362,498     151,742      (261,346)     252,894



                        INDEX OF EXHIBITS
                       -------------------

       Exhibit Title                                              Exhibit No.
       -------------                                              -----------

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

(9)    Voting Trust Agreement; Not Applicable

(10)   Material Contracts

       Brynwood Note (Incorporated by reference to the
       Company's current report on Form 8-K filed on
       April 4, 1999)                                                  *

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