Form 10-Q
period 1999-09-30
LINCOLN SNACKS CO
filed 1999-11-09
CIK 914642

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                     ----------------------

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 1999

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

                                        Yes    X     No

The number of shares of the issuer's Common Stock, $.01 par value, outstanding on October 30, 1999 was 6,331,790 shares.

                     LINCOLN SNACKS COMPANY
                       INDEX TO FORM 10-Q


                                                             PAGE


Part I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Balance Sheets as of September 30, 1999
          and June 30, 1999                                   3-4


          Statements of Operations for the
          three months ended September 30, 1999
          and September 30, 1998                                5


          Statements of Changes in Stockholders'
          Equity for the three months ended
          September 30, 1999 and September 30, 1998             6


          Statements of Cash Flows for the
          three months ended September 30, 1999
          and September 30, 1998                                7


          Notes to Financial Statements                      8-10


Item 2.   Management's Discussion and Analysis
          Of Financial Condition and Results of
          Operations                                        11-14

Item 3.   Quantitative and Qualitative Disclosure
          About Market Risk                                    14


Part II.  OTHER INFORMATION

Item 1-4. OTHER INFORMATION                                    15


Item 5.   OTHER INFORMATION                                    15


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                     15


Signatures                                                     16

                     LINCOLN SNACKS COMPANY

                         BALANCE SHEETS

                             ASSETS

           AS OF SEPTEMBER 30, 1999 AND JUNE 30, 1999

                                          September 30,     June 30,
                                               1999           1999
                                          -------------   ------------
           ASSETS                          (Unaudited)
CURRENT ASSETS:

  Cash                                     $  6,541,760   $  6,781,556
  Accounts receivable (net of allowance
  for doubtful accounts and cash discounts
  of $426,358 and $384,875 respectively)      4,464,761      3,304,003
  Inventories                                 2,838,829      2,682,434
  Prepaid and other current assets               60,666         13,696
                                           ------------   ------------
Total current assets                         13,906,016     12,781,689


PROPERTY, PLANT AND EQUIPMENT:

  Land                                          370,000        370,000
  Building and leasehold improvements         1,789,809      1,789,809
  Machinery and equipment                     4,714,683      4,714,683
  Construction in process                       203,174        100,044
                                           ------------   ------------
                                              7,077,666      6,974,536

  Less: accumulated depreciation
   and amortization                          (3,504,195)    (3,349,176)
                                           ------------   ------------
                                              3,573,471      3,625,360


INTANGIBLE AND OTHER ASSETS,
net of accumulated amortization of
$983,337 and $937,123                         3,300,145      3,346,359
                                           ------------   ------------

TOTAL ASSETS                               $ 20,779,632   $ 19,753,408
                                           ============   ============

         The accompanying notes to financial statements are an integral part of these balance sheets.

                     LINCOLN SNACKS COMPANY

                         BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY

           AS OF SEPTEMBER 30, 1999 AND JUNE 30, 1999

                                          September 30,     June 30,
                                               1999           1999
                                          -------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY       (Unaudited)

CURRENT LIABILITIES:
  Accounts payable                          $ 1,378,815   $    674,388
  Accrued expenses                            1,631,576      1,677,855
  Accrued trade promotions                    2,293,599      2,059,854
  Deferred gain-short term                       13,434         13,434
                                           ------------   ------------
Total current liabilities                     5,317,424      4,425,531

LONG TERM DEBT                                5,000,000      5,000,000
Deferred Gain                                    86,710         89,941
                                           ------------   ------------
TOTAL LIABILITIES                            10,404,134      9,515,472

COMMITMENTS

STOCKHOLDERS' EQUITY:

  Common stock, $0.01 par value,
   20,000,000 shares authorized,
   6,450,090 shares issued at
   September 30, 1999 and June 30, 1999          64,501         64,501
  Special stock, $0.01 par value, 300,000
   shares authorized, none outstanding               --             --
  Additional paid-in capital                 18,010,637     18,010,637
  Accumulated deficit                       ( 7,673,614)   ( 7,811,176)
  Less: cost of common stock in
   treasury 118,300 shares                      (26,026)       (26,026)
                                           ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                   10,375,498     10,237,936
                                           ------------   ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       $ 20,779,632   $ 19,753,408
                                           ============   ============

         The accompanying notes to financial statements are an integral part of these balance sheets.

                     LINCOLN SNACKS COMPANY

                    STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

                                               1999           1998
                                          ------------   ------------
                                            (Unaudited)    (Unaudited)
NET SALES                                  $  8,169,147   $  7,537,900

COST OF SALES                                 5,077,332      5,429,941
                                           ------------   ------------
  Gross profit                                3,091,815      2,107,959

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                       2,947,161      2,317,276
                                           ------------   ------------
  Income (loss) from operations                 144,654       (209,317)

INTEREST INCOME, NET                              2,908         29,220
                                           ------------   ------------
  Income (loss) before provision
   for income taxes                             147,562       (180,097)

PROVISION FOR INCOME TAXES                       10,000         10,000
                                           ------------   ------------
  Net income (loss)                        $    137,562   $   (190,097)
                                           ============   ============

BASIC NET INCOME (LOSS) PER SHARE          $       0.02   $      (0.03)
                                           ============   ============
DILUTED NET INCOME (LOSS) PER SHARE        $       0.02   $      (0.03)
                                           ============   ============

Weighted Average Number of
Shares Outstanding

  Basic                                       6,331,790      6,331,790
                                           ============   ============
  Diluted                                     9,998,820      6,331,790
                                           ============   ============

         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY

          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

                           (UNAUDITED)

                     Common   Special      Paid In     Accumulated    Treasury
                      Stock     Stock      Capital         Deficit       Stock
                    -------   -------   -----------   ------------   ---------
June 30, 1998       $64,501   $    --   $18,010,637   ($ 6,433,288)   ($26,026)

Net loss                 --        --            --       (190,097)         --
                    -------   -------   -----------   ------------   ---------
September 30,
1998                $64,501        --   $18,010,637   ($ 6,623,385)   ($26,026)
                    -------   -------   -----------   ------------   ---------

June 30, 1999       $64,501        --   $18,010,637   ($ 7,811,176)   ($26,026)

Net income               --        --            --        137,562          --
                    -------   -------   -----------   ------------   ---------

September 30,
1999                $64,501   $    --   $18,010,637   ($ 7,673,614)   ($26,026)
                    =======   =======   ===========   ============   =========






         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY

                    STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

                                               1999             1998
                                           ------------   --------------
                                            (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                        $    137,562   $   (190,097)
  Adjustments to reconcile net income
  to cash provided by operating activities:
    Depreciation and amortization               201,233        227,603
    Allowance for doubtful accounts and
     cash discounts, net                         41,483          8,915

  Changes in Assets and Liabilities:
    Increase in accounts receivable          (1,202,241)    (1,211,253)
    Increase in inventories                    (156,395)      (627,872)
    Increase in prepaid and other
     current assets                             (46,970)       (58,243)
    Increase in accounts payable
     and accrued expenses                       888,662        213,619
                                            -----------   ------------
  Net cash used in operating activities        (136,666)    (1,637,328)
                                            -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                       (103,130)       (60,083)
                                            -----------   ------------
  Net cash used in investing activities        (103,130)       (60,083)
                                            -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayments under note payable                   ---       (125,000)
                                            -----------   ------------
  Net cash used in financing
   activities                                       ---       (125,000)
                                            -----------   ------------
  Net increase (decrease) in cash              (239,796)    (1,822,411)

CASH, beginning of period                     6,781,556      3,726,400
                                            -----------   ------------
CASH, end of period                         $ 6,541,760   $  1,903,989
                                            ===========   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                             $    76,185   $      2,704
                                            ===========   ============
  Income taxes paid                         $    10,680   $     41,660
                                            ===========   ============

                     LINCOLN SNACKS COMPANY

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1999
                           (Unaudited)

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

(2)  Basis of Presentation:
     ----------------------
     The balance sheet as of September 30, 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the three months ended September 30, 1999 and September 30, 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at and for periods ended September 30, 1999 and September 30, 1998 have been made. During the interim periods presented, the accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods and described in the Company's Annual Report on Form 10-K for the twelve months ended June 30, 1999 filed with the Securities and Exchange Commission on September 21, 1999 (the "Annual Report").

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements included in the Annual Report. The results of operations for the three months ending September 30, 1999 and September 30, 1998 are not necessarily indicative of the operating results for the full year.

(3)  Net income (loss) per share:
     ----------------------------
     The Company follows the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). This statement establishes standards for computing and presenting basic and diluted earnings per share.

     Below is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                               September 30,  September 30,
                                                       1999           1998
                                               ------------   ------------
    Basic earnings per share weighted
      average number of shares outstanding        6,331,790      6,331,790

    Dilutive effect:
      Stock options                                  17,395            ---
      Convertible debt                            3,649,635            ---
                                                -----------    -----------
    Diluted earnings per share weighted
      average number of shares outstanding        9,998,820      6,331,790
                                                ===========    ===========


    Net income (loss)                           $   137,562    $  (190,097)

    Effect of assumed conversion
      of convertible debt                            72,000           ---
                                                -----------   -----------
    Net income (loss) plus assumed
      conversion of convertible debt            $   209,562   $  (190,097)
                                                ===========   ===========
    Basic and diluted earnings
      (loss) per share                                 $.02        $ (.03)
                                                ===========   ===========

    Options to purchase 231,861 shares of common stock were outstanding at September 30, 1999 and included in the computation of diluted earnings per share for the three months ended September 30, 1999. Additional options to purchase 471,500 shares of common stock were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. In addition, diluted earnings per share reflect the issuance of 3,649,635 shares upon the assumed conversion of the Brynwood debenture (see Note 5).

    Options to purchase 608,659 shares of common stock were outstanding at September 30, 1998 but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive for the three months ended September 30, 1998.

(4)  Debt Facility:
     --------------
     The Company terminated the $4 million revolving credit facility that it maintained with a financial institution on August 6, 1999. There were no outstanding borrowings at that time. At the time of termination, the Company was in breach of certain covenants set forth in the revolving credit agreement, including the EBITDA covenants as of September 30, 1999 and the requirement of obtaining the bank's consent relative to the Brynwood Debenture.

     The Company plans to obtain a new revolving credit facility with another financial institution in the future, however, there can be no assurance that the Company will be able to obtain such a facility. The Company presently believes that its cash will be adequate to meet its needs for the next twelve months.

(5)  Brynwood Convertible Subordinated Debenture:
     --------------------------------------------
     On April 1, 1999, the Company executed and delivered a Convertible Subordinated Debenture (the "Brynwood Debenture") in favor of Brynwood, in the principal amount of $5,000,000. The Brynwood Debenture bears interest at the rate of 6% per annum, matures on December 31, 2001 and is convertible, at the option of Brynwood III, for shares of common stock of the Company at any time after a Convertability Event (as defined in the Brynwood Debenture). The note is convertible at $1.37 per share into shares of common stock. Interest is payable quarterly.

     The Company's breach of its bank covenants (see Note 4) resulted in a default of the Brynwood Debenture. Brynwood has waived its right to demand payment of the debenture until January 2001 by reason of current defaults existing under the bank agreement.

(6)  Inventory:
     ----------
     Inventory consists of the following:

                                              September 30,      June 30,
                                                  1999            1999
                                               -----------   ------------
     Raw materials and supplies                $ 1,646,135    $ 1,828,542
     Finished Goods                              1,192,694        853,892
                                               -----------   ------------
                                               $ 2,838,829    $ 2,682,434
                                               ===========   ============

ITEM 2.  -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------

Results of Operations:
----------------------
Introduction
------------
     The Company's net sales are subject to significant seasonal variation, with results from operations fluctuating due to these trends. This seasonality is due principally to customers' buying patterns of Poppycock during the traditional holiday season. As a result, third and fourth calendar quarter sales account for a significant portion of the Company's annual sales.

Three months ended September 30, 1999 versus September 30, 1998
---------------------------------------------------------------
     Overall net sales increased 8% or $.63 million to $8.17 million for the three months ended September 30, 1999 versus $7.54 million in the corresponding period of 1998. An increase in branded case sales for the 1999 Holiday season resulted in the overall sales increase for the quarter. Branded sales increased to 76% of net sales versus 56% a year ago and private label sales increased to 24% of net sales versus 17% a year ago. The company has terminated its contract manufacturing business and as a result copack sales represent 0% of net sales versus 27% a year ago.

     Gross profit increased $.98 million to $3.09 million for the three months ended September 30, 1999 versus $2.11 million in the corresponding period of 1998. Gross profits increased due to increases in branded and private label sales which have higher gross margins than copack sales.

     Selling, general and administrative expenses increased 27% or $.63 million to $2.95 million for the three months ended September 30, 1999 versus $2.32 million for the same period in 1998. The increase is primarily due to variable selling costs associated with increases in branded sales, increases in consumer marketing programs and slotting fees for new distribution of branded products.

     The quarter net income of $.14 million versus a net loss of $.19 million in the same period in 1998 represents an increase in earnings of $.33 million. The increase in earnings is attributable to increases in branded and private label sales, which increases were partially offset by increases in marketing and slotting costs.

Liquidity and Capital Resources
-------------------------------
     As of September 30, 1999, the Company had working capital of $8.6 million compared to a working capital of $8.4 million at June 30, 1999 (the Company's fiscal year end), an increase in working capital of $.2 million. The increase in working capital is primarily attributable to the Company's net income of $.14 million.

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

     The Company currently meets its short-term liquidity needs from its cash on hand. On August 6, 1999, the Company terminated the revolving credit facility the Company maintained with a financial institution. The Company plans to obtain a new revolving credit facility with another financial institution in the future, however, there can be no assurance that the Company will be able to obtain such a facility. The Company presently believes that its cash will be adequate to meet its needs for the next twelve months.

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

                                                Three Months Ended
                                           ---------------------------
                                           September 30,  September 30,
                                               1999           1998
                                           ------------   ------------
                                                  (in thousands)
Net cash used in operating activities         $ (137)        $(1,637)

Net cash used in investing activities           (103)            (60)

Net cash used in financing activities            ---            (125)


     Net cash used in operating activities decreased $1.50 million to a use of $.14 million during the three months ended September 30, 1999 compared to a use of $1.64 million in 1998. The decrease in cash used by operating activities is primarily due to an increase in net income of $.33 million for the three months ended September 30, 1999 versus September 30, 1998 coupled with decreases in cash used for inventories and the timing of accounts payable and accrued expenses.

     Net cash used in investing activities of $.10 million and $.06 million for the three months ended September 30, 1999 and 1998, respectively, represents capital expenditures.

     Net cash used in financing activities of $.13 million for the three months ended September 30, 1998, consisted of payments under the short term note relating to the Iroquois acquisition.

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

     The Company has identified its critical management information systems hardware and software for Year 2000 compliance. The Company's assessment of its hardware and software Year 2000 compliance is highly dependent upon representations from the hardware and software manufacturers. The Company has completed testing of its critical hardware and software. The Company incurred approximately $.1 million to make these systems Year 2000 compliant.

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



ITEM 3.  -    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------------

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



November 9, 1999        Lincoln Snacks Company
                        (Registrant)



                        By:     /s/Hendrik J. Hartong III
                               --------------------------------------
                        Name:   Hendrik J. Hartong III
                        Title:  President and Chief Executive Officer
                                (Principal Executive Officer)



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