Form 10-Q
period 1999-12-31
LINCOLN SNACKS CO
filed 2000-02-08
CIK 914642

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                     ----------------------

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended December 31, 1999

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

                                        Yes    X     No
                                            -------     -------
The number of shares of the issuer's Common Stock, $.01 par value, outstanding on February 7, 2000 was 6,331,790 shares.

                     LINCOLN SNACKS COMPANY
                       INDEX TO FORM 10-Q

                                                           PAGE
                                                           ----
Part I.   FINANCIAL INFORMATION
          ---------------------
Item 1.   FINANCIAL STATEMENTS

          Balance Sheets as of December 31, 1999
          and June 30, 1999                                   3-4

          Statements of Operations for the
          three months ended December 31, 1999
          and December 31, 1998                                 5

          Statements of Operations for the
          six months ended December 31, 1999
          and December 31, 1998                                 6

          Statements of Changes in Stockholders'
          Equity for the six months ended
          December 31, 1999 and December 31, 1998               7

          Statements of Cash Flows for the
          six months ended December 31, 1999
          and December 31, 1998                                 8

          Notes to Financial Statements                      9-12

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                        13-16

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE
          ABOUT MARKET RISK                                    16


Part II.  OTHER INFORMATION
          -----------------
Item 1.   LEGAL PROCEEDINGS                                    17

Item 2.   CHANGES IN SECURITIES                                17

Item 3.   DEFAULTS UPON SENIOR SECURITIES                      17

Item 4.   SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY HOLDERS                                17

Item 5.   OTHER INFORMATION                                    17

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                  17-18


SIGNATURES                                                     19

                     LINCOLN SNACKS COMPANY
                         BALANCE SHEETS
                             ASSETS
            AS OF DECEMBER 31, 1999 AND JUNE 30, 1999


                                           December 31,       June 30,
                                                   1999           1999
                                           ------------   ------------
           ASSETS                                  (Unaudited)

CURRENT ASSETS:

  Cash                                     $  9,301,400   $  6,781,556
  Accounts receivable (net of allowance
  for doubtful accounts and cash discounts
  of $412,970 and $384,875 respectively)      1,954,778      3,304,003
  Inventories                                 2,331,345      2,682,434
  Prepaid and other current assets               42,946         13,696
                                           ------------   ------------
Total current assets                         13,630,469     12,781,689


PROPERTY, PLANT AND EQUIPMENT:

  Land                                          370,000        370,000
  Building and leasehold improvements         1,789,809      1,789,809
  Machinery and equipment                     4,714,682      4,714,683
  Construction in process                       299,383        100,044
                                           ------------   ------------
                                              7,173,874      6,974,536

  Less: accumulated depreciation
   and amortization                          (3,659,214)    (3,349,176)
                                           ------------   ------------
                                              3,514,660      3,625,360


INTANGIBLE AND OTHER ASSETS,
net of accumulated amortization of
$1,029,552 and $937,123                       3,428,930      3,346,359
                                           ------------   ------------

TOTAL ASSETS                               $ 20,574,059   $ 19,753,408
                                           ============   ============



         The accompanying notes to financial statements are an integral part of these balance sheets.

                     LINCOLN SNACKS COMPANY
                         BALANCE SHEETS
              LIABILITIES AND STOCKHOLDERS' EQUITY
            AS OF DECEMBER 31, 1999 AND JUNE 30, 1999


                                           December 31,       June 30,
                                                   1999           1999
                                           ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY      (Unaudited)

CURRENT LIABILITIES:

  Accounts payable                         $    716,951   $    674,388
  Accrued expenses                            1,516,420      1,677,855
  Accrued trade promotions                    2,326,152      2,059,854
  Deferred gain-short term                       13,434         13,434
                                           ------------   ------------

Total current liabilities                     4,572,957      4,425,531

LONG TERM DEBT                                5,000,000      5,000,000
Deferred Gain                                    83,480         89,941
                                           ------------   ------------

TOTAL LIABILITIES                             9,656,437      9,515,472
                                           ------------   ------------
COMMITMENTS

STOCKHOLDERS' EQUITY:

  Common stock, $0.01 par value,
   20,000,000 shares authorized,
   6,450,090 shares issued at
   December 31, 1999 and June 30, 1999           64,501         64,501
  Special stock, $0.01 par value, 300,000
   shares authorized, none outstanding               --             --
  Additional paid-in capital                 18,010,637     18,010,637
  Accumulated deficit                       ( 7,131,490)   ( 7,811,176)
  Less: cost of common stock in
   treasury 118,300 shares                      (26,026)       (26,026)
                                           ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                   10,917,622     10,237,936
                                           ------------   ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       $ 20,574,059   $ 19,753,408
                                           ============   ============


         The accompanying notes to financial statements are an integral part of these balance sheets.

                     LINCOLN SNACKS COMPANY
                    STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998


                                                   1999           1998
                                           ------------   ------------
                                           (Unaudited)    (Unaudited)

NET SALES                                  $  8,958,884   $  7,884,089

COST OF SALES                                 5,378,967      4,995,640
                                           ------------   ------------

  Gross profit                                3,579,917      2,888,449

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                       3,025,300      2,952,288

NON-RECURRING CHARGE                                 --        227,000

NUT DIVISION WRITE-DOWN                              --        590,459
                                           ------------   ------------
  Income (loss) from operations                 554,617       (881,298)

Interest income (expense), net                   15,129         21,044
Other expenses                                  (17,622)            --
                                           ------------   ------------
  Income (loss) before provision
   for income taxes                             552,124       (860,254)

PROVISION FOR INCOME TAXES                       10,000         14,000
                                           ------------   ------------

  Net income (loss)                        $    542,124   $   (874,254)
                                           ============   ============

BASIC NET INCOME (LOSS) PER SHARE          $       0.09  $      (0.14)
                                           ============  =============
DILUTED NET INCOME (LOSS) PER SHARE        $       0.06  $      (0.14)
                                           ============  =============

Weighted Average Number of
Shares Outstanding

  Basic                                       6,331,790      6,331,790
                                           ============   ============
  Diluted                                     9,999,606      6,331,790
                                           ============   ============


         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY
                    STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

                                                   1999           1998
                                           ------------   ------------
                                           (Unaudited)    (Unaudited)

NET SALES                                  $ 17,128,030   $ 15,421,989

COST OF SALES                                10,456,294     10,425,581
                                           ------------   ------------
  Gross profit                                6,671,736      4,996,408

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                       5,972,459      5,269,564

NON-RECURRING CHARGE                                 --        227,000

NUT DIVISION WRITE-DOWN                              --        590,459
                                           ------------   ------------
  Income (loss) from operations                 699,277     (1,090,615)

Interest income (expense), net                   18,031         50,266
Other expenses                                  (17,622)            --
                                           ------------   ------------
  Income (loss) before provision
   for income taxes                             699,686     (1,040,349)

PROVISION FOR INCOME TAXES                       20,000         24,000
                                           ------------   ------------
  Net income (loss)                        $    679,686   $ (1,064,349)
                                           ============   ============

BASIC NET INCOME (LOSS) PER SHARE          $       0.11  $      (0.17)
                                           ============   ============
DILUTED NET INCOME (LOSS) PER SHARE        $       0.08  $      (0.17)
                                           ============   ============
Weighted Average Number of
Shares Outstanding

  Basic                                       6,331,790      6,331,790
                                           ============   ============
  Diluted                                     9,999,213      6,331,790
                                           ============   ============


         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY
          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998
                           (UNAUDITED)


                  Common   Special       Paid In     Accumulated   Treasury
                   Stock     Stock       Capital         Deficit      Stock
                 -------   -------   -----------    ------------   --------


June 30, 1998    $64,501   $    --   $18,010,637    $ (6,433,288)  $(26,026)

Net loss              --        --            --      (1,064,349)        --
                 -------   -------   -----------    ------------   --------

December 31,
1998             $64,501   $    --   $18,010,637    $ (7,497,637)  $(26,026)
                 =======   =======   ===========    ============   ========

June 30, 1999    $64,501        --   $18,010,637    $( 7,811,176)  $(26,026)

Net income            --        --            --         679,686         --
                 -------   -------   -----------    ------------   --------

December 31,
1999             $64,501   $    --   $18,010,637    $( 7,131,490)  $(26,026)
                 =======   =======   ===========    ============   ========









         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY
                    STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

                                                   1999           1998
                                           ------------   ------------
                                           (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                        $    679,686   $ (1,064,349)
  Adjustments to reconcile net income
  to cash provided by operating activities:
    Depreciation and amortization               402,467        433,596
    Allowance for doubtful accounts and
     cash discounts, net                         28,095         22,988
    Nut division write-down                          --        590,459

  Changes in Assets and Liabilities:
   (Increase) decrease in accounts
     receivable                               1,321,130       (421,268)
   (Increase) decrease in inventories           351,089        335,494
   (Increase) decrease in prepaid and
     other current assets                       (29,250)       (23,325)
    Increase (decrease) in accounts
     payable and accrued expenses               140,965       (312,268)
                                           ------------   ------------
  Net cash provided by (used in)
   operating activities                       2,894,182       (438,673)
                                           ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition payment                        (175,000)            --
    Capital expenditures                       (199,338)       (90,027)
                                           ------------   ------------
  Net cash used in investing activities        (374,338)       (90,027)
                                           ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments under note payable                    --       (249,999)
                                           ------------   ------------
  Net cash used in
   financing activities                              --       (249,999)
                                           ------------   ------------
  Net increase (decrease) in cash             2,519,844       (778,699)

CASH, beginning of period                     6,781,556      3,726,400
                                           ------------   ------------
CASH, end of period                        $  9,301,400   $  2,947,701
                                           ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                            $    152,370   $      4,274
                                           ============   ============
  Income taxes paid                        $     20,630   $     54,260
                                           ============   ============


                     LINCOLN SNACKS COMPANY
                     -----------------------
                  NOTES TO FINANCIAL STATEMENTS
                 ------------------------------
                        DECEMBER 31, 1999
                        -----------------
                           (Unaudited)

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

(2)  Basis of Presentation:
     ----------------------

     The balance sheet as of December 31, 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the three and six months ended December 31, 1999 and December 31, 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at and for periods ended December 31, 1999 and December 31, 1998 have been made. During the interim periods presented, the accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods and described in the Company's Annual Report on Form 10-K for the twelve months ended June 30, 1999 filed with the Securities and Exchange Commission on September 21, 1999 (the "Annual Report").

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements included in the Annual Report. The results of operations for the three months and six months ended December 31, 1999 and December 31, 1998 are not necessarily indicative of the operating results for the full year.

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

     Below is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                Three Months Ended
                                              ----------------------------
                                              December 31,    December 31,
                                                      1999            1998
                                              ------------    ------------
    Basic earnings per share weighted
      average number of shares outstanding       6,331,790       6,331,790
    Dilutive effect:
      Stock options                                  1,538              --
      Convertible debt                           3,649,635              --
                                              ------------    ------------
    Diluted earnings per share weighted
      average number of shares outstanding       9,982,963       6,331,790
                                              ============    ============
    Net income (loss)                         $    542,124    $   (874,254)
    Effect of assumed conversion
      of convertible debt                           72,000              --
                                              ------------    ------------
    Net income (loss) plus assumed
      conversion of convertible debt          $    614,124    $   (874,254)
                                              ============    ============
    Basic earnings (loss) per share                 $ 0.09         $ (0.14)
                                              ============    ============
    Diluted earnings (loss) per share         $       0.06    $      (0.14)
                                              ============    ============

                                                   Six Months Ended
                                              ----------------------------
                                              December 31,    December 31,
                                                      1999            1998
                                              ------------    ------------
    Basic earnings per share weighted
      average number of shares outstanding       6,331,790       6,331,790
    Dilutive effect:
      Stock options                                  9,467              --
      Convertible debt                           3,649,635              --
                                              ------------    ------------
    Diluted earnings per share weighted
      average number of shares outstanding       9,990,892       6,331,790
                                              ============    ============
    Net income (loss)                         $    679,686    $ (1,064,349)
    Effect of assumed conversion
      of convertible debt                          144,000              --
                                              ------------    ------------
    Net income (loss) plus assumed
      conversion of convertible debt          $    823,686    $ (1,064,349)
                                              ============    ============
    Basic earnings (loss) per share           $       0.11    $      (0.17)
                                              ------------    ------------
    Diluted earnings (loss) per share         $       0.08    $      (0.17)
                                              ------------    ------------

    Options to purchase 43,000 shares of common stock were outstanding at December 31, 1999 and included in the computation of diluted earnings per share for the three and six months ended December 31, 1999. Additional options to purchase approximately 625,000 shares of common stock were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. In addition, diluted earnings per share reflect the issuance of 3,649,635 shares upon the assumed conversion of the Brynwood debenture (see Note 5).

    Options to purchase approximately 726,000 shares of common stock were outstanding at December 31, 1998 but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive for the three months ended December 31, 1998.

    An amendment to the Company's 1993 Stock Option Plan was approved at the Company's 1999 Annual Meeting of Stockholders to increase the number of share of common stock reserved for issuance thereunder from 550,000 shares to 1,050,000 shares.

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

     The Company plans to obtain a new revolving credit facility with another financial institution in the future; however, there can be no assurance that the Company will be able to obtain such a facility. The Company presently believes that its cash will be adequate to meet its needs for the next twelve months.

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

(6)  Inventory:
     ----------

     Inventory consists of the following:


                                           December 31,       June 30,
                                                   1999           1999
                                           ------------   ------------
     Raw materials and supplies            $  1,447,312   $  1,828,542
     Finished Goods                             884,033        853,892
                                           ------------   ------------
                                           $  2,331,345   $  2,682,434
                                           ============   ============



(7)  Acquisition:
     ------------

     In 1998, the Company acquired certain assets of Iroquois Popcorn Company ("Iroquois"), a private label manufacturer of caramelized popcorn, for approximately $1,300,000, of which $800,000 was paid in cash and $500,000 is a non-interest bearing note. Additionally there are two contingent payments of $175,000 to be paid on December 31, 1999 and December 31, 2000. The payments are to be paid if the Company maintains 70% of the sales volume to Iroquois' largest customer during each twelve month period respectively. The Company paid the first contingent payment of $175,000 in December, 1999. The payment was accounted for as an addition to the excess of purchase price over net assets acquired and is being amortized over 8 years, the remaining life of the asset.

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


Three months ended December 31, 1999 versus December 31, 1998
-------------------------------------------------------------

     Overall net sales increased 14% or $1.07 million to $8.96 million for the three months ended December 31, 1999 versus $7.88 million in the corresponding period of 1998. An increase in branded case sales for the 1999 Holiday season resulted in the overall sales increase for the quarter. Branded sales increased to 83% of net sales versus 76% a year ago and private label sales increased to 17% of net sales versus 14% the same period last year. The Company has terminated its contract manufacturing business, and as a result, copack sales represent 0% of net sales versus 10% the same period last year.

     Gross profit increased $.69 million to $3.58 million for the three months ended December 31, 1999 versus $2.89 million in the corresponding period of 1998. Gross profits increased due to increases in branded and private label sales which have higher gross margins than copack sales.

     Selling, general and administrative expenses increased 2% or $.07 million to $3.03 million for the three months ended December 31, 1999 versus $2.95 million for the same period in 1998. The increase is primarily due to variable selling costs associated with increases in branded sales, increases in consumer marketing programs and slotting fees for new distribution of branded products.

     In 1998, the non-recurring charge of $.23 million represents severance related to the Company's former President and Chief Operating Officer and costs incurred during the relocation of the Company's new Chief Executive Officer.

     In 1998, management discontinued its nut product line which consisted of honey roasted and dry roasted peanuts in canisters. Goodwill of $.37 million relating to the nut product lines was written off. The manufacturing equipment relating to the discontinued nut products was written down to the expected liquidation value which resulted in a $.22 million charge.

     Provision for income taxes represents estimated taxes due after giving effect to the utilization of the Company's NOL carryforwards.

     The quarter net income of $.54 million versus a net loss of $.87 million in the same period in 1998 represents an increase in earnings of $1.42 million. The increase in earnings is attributable to increases in branded and private label sales, which increases were partially offset by increases in marketing and slotting costs. Additionally, the non-recurring charge and the nut division write-down contributed to the loss in 1998.


Six months ended December 31, 1999 versus December 31, 1998
-----------------------------------------------------------

     Overall net sales increased 11% or $1.71 million to $17.13 million for the six months ended December 31, 1999 versus $15.42 million in the corresponding period of 1998. An increase in branded case sales for the 1999 Holiday season resulted in the overall sales increase for the six month period. Branded sales increased to 79% of net sales versus 67% a year ago and private label sales increased to 21% of net sales versus 15% the same period last year. The Company has terminated its contract manufacturing business, and as a result, copack sales represent 0% of net sales versus 18% the same period last year.

     Gross profit increased $1.68 million to $6.67 million for the six months ended December 31, 1999 versus $5.00 million in the corresponding period of 1998. Gross profits increased due to increases in branded and private label sales which have higher gross margins than copack sales.

     Selling, general and administrative expenses increased 13% or $.70 million to $5.97 million for the six months ended December 31, 1999 versus $5.27 million for the same period in 1998. The increase is primarily due to variable selling costs associated with increases in branded sales, increases in consumer marketing programs and slotting fees for new distribution of branded products.

     In 1998, the non-recurring charge of $.23 million represents severance related to the Company's former President and Chief Operating Officer and costs incurred during the relocation of the Company's new Chief Executive Officer.

     In 1998, management discontinued its nut product line which consisted of honey roasted and dry roasted peanuts in canisters. Goodwill of $.37 million relating to the nut product lines was written off. The manufacturing equipment relating to the discontinued nut products was written down to the expected liquidation value which resulted in a $.22 million charge.

     Provision for income taxes represents estimated taxes due after giving effect to the utilization of the Company's NOL carryforwards.

     The year to date net income of $.68 million versus a net loss of $1.06 million in the same period in 1998 represents an increase in earnings of $1.74 million. The increase in earnings is attributable to increases in branded and private label sales, which increases were partially offset by increases in marketing and slotting costs. Additionally, the non-recurring charge and the nut division write-down contributed to the loss in 1998.


Liquidity and Capital Resources
-------------------------------

     As of December 31, 1999, the Company had working capital of $9.06 million compared to a working capital of $8.36 million at June 30, 1999 (the Company's fiscal year end), an increase in working capital of $.70 million. The increase in working capital is primarily attributable to the Company's net income of $.68 million.

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




                                               Six Months Ended
                                           ------------------------------
                                           December 31,      December 31,
                                                   1999              1998
                                           ------------      ------------
                                                   (in thousands)

Net cash provided by (used in)
 operating activities                        $ 2,894           $ (439)

Net cash used in investing activities           (374)             (90)

Net cash used in financing activities             --             (250)



     Net cash provided by operating activities increased $3.33 million to cash provided of $2.89 million during the six months ended December 31, 1999 compared to a use of $.44 million in 1998. The decrease in cash used by operating activities is primarily due to an increase in net income of $1.74 million for the six months ended December 31, 1999 versus December 31, 1998 coupled with the timing of accounts receivable, accounts payable and accrued expenses.

     Net cash used in investing activities of $.37 million for the six months ended December 31, 1999 represents $.20 million in capital expenditures and $.17 million in a contingent payment relating to the 1998 Iroquois acquisition. A contingent payment of up to $175,000 may be paid in the future if the Company maintains 70% of the sales volume to Iroquois' largest customer. Net cash used in investing activities of .09 million for the six months ended December 31, 1998 represents capital expenditures.

     Net cash used in financing activities of $.25 million for the six months ended December 31, 1998, consisted of payments under the short term note relating to the Iroquois acquisition.


Year 2000 Disclosure
--------------------

     The Company implemented a formal plan to address issues associated with the Year 2000 as it related to its critical management information systems hardware and software, as well as its other systems that are dependent on microprocessor components. Additionally, the Company implemented a formal program to address such issues with respect to its suppliers, customers and other business partners. The Company experienced no significant problems as January 1, 2000 passed, and is not aware of any problems experienced by such third parties. The total cost for achieving compliance including hardware and software updates was not material.

     Although the transition to the Year 2000 did not have any significant impact on the Company or its reporting systems and operations, the Company will continue to assess the impact of the Year 2000 transition on its systems and those of its suppliers, customers and other business partners.


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



ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------   ---------------------------------------------------------

Not Applicable.

PART II.  OTHER INFORMATION
          -----------------
Item 1.   Legal Proceedings                          Not Applicable
          -----------------
Item 2.   Changes in Securities                      Not Applicable
          ---------------------
Item 3.   Defaults Upon Senior Securities            Not Applicable
          -------------------------------
Item 4.   Submission of Matters
          to a Vote of Security Holders
          -----------------------------
          The Annual Meeting of the Shareholders of the Registrant was held on December 6, 1999, pursuant to notice, at which meeting the following persons were elected directors of the Registrant to hold office until the next Annual Meeting of Stockholders and until their respective successors are duly elected and qualified, and who received the number of votes indicated opposite their names:


                                                    NUMBER      ABSTENTIONS
                                     NUMBER OF     OF VOTES     AND BROKER
          NAME:                      VOTES FOR:    WITHHELD:    NON-VOTES:
          ----------------------     ----------   -----------   ----------
          John T. Gray                6,131,361        34,700        NONE
          Hendrik J. Hartong, Jr.     6,131,361        34,700        NONE
          Hendrik J. Hartong III      6,131,361        34,700        NONE
          Ian B. MacTaggart           6,131,361        34,700        NONE
          C. Alan MacDonald           6,131,361        34,700        NONE
          Robert Zwartendijk          6,131,361        34,700        NONE


          Also at the Annual Meeting of the Shareholders, the Amendment to the Lincoln Snacks Company 1993 Stock Option Plan was adopted by the shareholders with shares voted: 5,629,744 for, 143,525 against, 300 abstained, and 392,492 broker non votes.

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

              (15)  Not Applicable

              (18)  Not Applicable

              (19)  Not Applicable

              (22)  Not Applicable

              (23)  Not Applicable

              (24)  Not Applicable

              (27)  Financial Data Schedule

              (99)  Not Applicable

          b   Reports on Form 8-K

              Form 8-K was filed on December 22, 1999 with the Securities and Exchange Commission which reported the following item:

              Item 5. Other Events - Disclosure of a press release announcing that the Company has been advised by Nasdaq-Amex Market Group that beginning on or about December 29, 1999 its shares will no longer be quoted on the Nasdaq SmallCap Market.

                            SIGNATURE
                           -----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



February 8, 2000        Lincoln Snacks Company
                        (Registrant)



                        By:     /s/Hendrik J. Hartong III
                               -----------------------------------
                        Name:   Hendrik J. Hartong III
                        Title:  President and Chief Executive Officer;
                                Director
                                (Principal Executive Officer)



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