Form 10-Q
period 2000-03-31
LINCOLN SNACKS CO
filed 2000-04-17
CIK 914642

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                     ----------------------

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 2000

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

                                        Yes    X     No

The number of shares of the issuer's Common Stock, $.01 par value, outstanding on April 7, 2000 was 6,331,790 shares.

                     LINCOLN SNACKS COMPANY
                       INDEX TO FORM 10-Q
                                                           PAGE
Part I.   FINANCIAL INFORMATION
          ---------------------
Item 1.   FINANCIAL STATEMENTS

          Balance Sheets as of March 31, 2000
          and June 30, 1999                                   3-4

          Statements of Operations for the
          three months ended March 31, 2000
          and March 31, 1999                                  5

          Statements of Operations for the
          nine months ended March 31, 2000
          and March 31, 1999                                  6

          Statements of Changes in Stockholders'
          Equity for the nine months ended
          March 31, 2000 and March 31, 1999                   7

          Statements of Cash Flows for the
          nine months ended March 31, 2000
          and March 31, 1999                                  8

          Notes to Financial Statements                      9-12

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                        13-16

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE
          ABOUT MARKET RISK                                    16

Part II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS                                    17

Item 2.   CHANGES IN SECURITIES                                17

Item 3.   DEFAULTS UPON SENIOR SECURITIES                      17

Item 4.   SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY HOLDERS                                17

Item 5.   OTHER INFORMATION                                    17

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                     17

SIGNATURES                                                     18

                     LINCOLN SNACKS COMPANY

                         BALANCE SHEETS

                             ASSETS

             AS OF MARCH 31, 2000 AND JUNE 30, 1999

                                              March 31,       June 30,
                                                   2000           1999
                                           ------------   ------------
          ASSETS                            (Unaudited)

CURRENT ASSETS:
  Cash                                     $  9,571,035   $  6,781,556
  Accounts receivable (net of allowance
  for doubtful accounts and cash discounts
  of $393,236 and $384,875 respectively)      2,064,997      3,304,003
  Inventories                                 2,314,475      2,682,434
  Prepaid and other current assets               20,385         13,696
                                           ------------   ------------
Total current assets                         13,970,892     12,781,689


PROPERTY, PLANT AND EQUIPMENT:

  Land                                          370,000        370,000
  Building and leasehold improvements         1,792,352      1,789,809
  Machinery and equipment                     4,484,890      4,714,683
  Construction in process                       605,283        100,044
                                           ------------   ------------
                                              7,252,525      6,974,536

  Less: accumulated depreciation
   and amortization                          (3,639,907)    (3,349,176)
                                           ------------   ------------
                                              3,612,618      3,625,360


INTANGIBLE AND OTHER ASSETS,
net of accumulated amortization of
$1,081,123 and $937,123                       3,377,359      3,346,359
                                           ------------   ------------

TOTAL ASSETS                               $ 20,960,869   $ 19,753,408
                                           ============   ============

         The accompanying notes to financial statements are an integral part of these balance sheets.

                     LINCOLN SNACKS COMPANY

                         BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY

             AS OF MARCH 31, 2000 AND JUNE 30, 1999

                                              March 31,       June 30,
                                                   2000           1999
                                           ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY        (Unaudited)

CURRENT LIABILITIES:
  Accounts payable                         $    694,394   $    674,388
  Accrued expenses                            1,707,046      1,677,855
  Accrued trade promotions                    2,283,215      2,059,854
  Deferred gain-short term                       13,434         13,434
                                           ------------   ------------

Total current liabilities                     4,698,089      4,425,531

LONG TERM DEBT                                5,000,000      5,000,000
Deferred Gain                                    80,249         89,941
                                           ------------   ------------

TOTAL LIABILITIES                             9,778,338      9,515,472
                                           ------------   ------------
COMMITMENTS

STOCKHOLDERS' EQUITY:

  Common stock, $0.01 par value,
   20,000,000 shares authorized,
   6,450,090 shares issued at
   March 31, 2000 and June 30, 1999              64,501         64,501
  Special stock, $0.01 par value, 300,000
   shares authorized, none outstanding              ---            ---
  Additional paid-in capital                 18,010,637     18,010,637
  Accumulated deficit                       ( 6,866,581)   ( 7,811,176)
  Less: cost of common stock in
   treasury 118,300 shares                      (26,026)       (26,026)
                                           ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                   11,182,531     10,237,936
                                           ------------   ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       $ 20,960,869   $ 19,753,408
                                           ============   ============


         The accompanying notes to financial statements are an integral part of these balance sheets.

                     LINCOLN SNACKS COMPANY

                    STATEMENTS OF OPERATIONS

  FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

                                               2000           1999
                                           ------------   ------------
                                            (Unaudited)    (Unaudited)
NET SALES                                  $  6,601,455   $  4,758,471

COST OF SALES                                 4,245,112      3,316,723
                                           ------------   ------------

  Gross profit                                2,356,343      1,441,748

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                       2,092,587      2,071,425

NON-RECURRING CHARGE                                ---         59,633
                                           ------------   ------------
  Income (loss) from operations                 263,756       (689,310)

Interest income (expense), net                   31,145         28,912
                                           ------------   ------------
  Income (loss) before provision
   for income taxes                             294,901       (660,398)

PROVISION FOR INCOME TAXES                       30,000         10,000
                                           ------------   ------------
  Net income (loss)                        $    264,901   $   (670,398)
                                           ============   ============

BASIC NET INCOME (LOSS) PER SHARE          $        .04   $      (0.11)
                                           ============   ============
DILUTED NET INCOME (LOSS) PER SHARE        $        .03   $      (0.11)
                                           ============   ============

Weighted Average Number of
Shares Outstanding

  Basic                                       6,331,790      6,331,790
                                           ============   ============
  Diluted                                     9,981,724      6,331,790
                                           ============   ============


         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY

                    STATEMENTS OF OPERATIONS

   FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

                                               2000           1999
                                           ------------   ------------
                                            (Unaudited)    (Unaudited)
NET SALES                                  $ 23,729,487   $ 20,180,460

COST OF SALES                                14,701,410     13,742,304
                                           ------------   ------------
  Gross profit                                9,028,077      6,438,156

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                       8,065,044      7,340,980

NON-RECURRING CHARGE                                ---        286,633

NUT DIVISION WRITE-DOWN                             ---        590,459
                                           ------------   ------------
  Income (loss) from operations                 963,033     (1,779,916)

Interest income (expense), net                   49,184         79,177
Other expenses                                  (17,622)           ---
                                           ------------   ------------
  Income (loss) before provision
   for income taxes                             994,595     (1,700,739)

PROVISION FOR INCOME TAXES                       50,000         34,000
                                           ------------   ------------
  Net income (loss)                        $    944,595   $ (1,734,739)
                                           ============   ============

BASIC NET INCOME (LOSS) PER SHARE          $        .15   $      (0.27)
                                           ============   ============
DILUTED NET INCOME (LOSS) PER SHARE        $        .12   $      (0.27)
                                           ============   ============
Weighted Average Number of
Shares Outstanding

  Basic                                       6,331,790      6,331,790
                                           ============   ============
  Diluted                                     9,987,836      6,331,790
                                           ============   ============

         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY

          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

   FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

                           (UNAUDITED)

                  Common   Special        Paid In    Accumulated     Treasury
                   Stock     Stock        Capital        Deficit        Stock
                 =======   ========   ===========   ============    =========

June 30, 1998    $64,501   $    ---   $18,010,637   $( 6,433,288)   $ (26,026)

Net loss             ---        ---           ---    ( 1,734,739)         ---

                 =======   ========   ===========   ============    =========

March 31, 1999   $64,501   $    ---   $18,010,637   $( 8,168,027)   $ (26,026)

                 =======   ========   ===========   ============    =========

June 30, 1999    $64,501        ---   $18,010,637   $( 7,811,176)   $ (26,026)

Net income           ---        ---           ---        944,595          ---

                 =======   ========   ===========   ============    =========

March 31, 2000   $64,501   $    ---   $18,010,637   $( 6,866,581)   $( 26,026)

                 =======   ========   ===========   ============    =========



         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY

                    STATEMENTS OF CASH FLOWS

   FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

                                                2000           1999
                                           ------------   ------------
                                            (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                        $    944,595   $ (1,734,738)
  Adjustments to reconcile net income
  to cash provided by operating activities:
    Depreciation and amortization               608,640        628,705
    Allowance for doubtful accounts and
     cash discounts, net                          8,361         39,467
    Nut division write-down                         ---        590,459
    Gain/loss on sale of fixed assets            17,622            ---

  Changes in Assets and Liabilities:
    (Increase) decrease in accounts
     receivable                               1,230,645       (811,094)
    (Increase) decrease in inventories          367,959       (189,342)
    (Increase) decrease in prepaid and
     other current assets                        (6,689)         9,729
    Increase (decrease) in accounts
      payable and accrued expenses              262,866        152,661
                                           ------------    -----------
  Net cash provided by (used in)
   operating activities                       3,433,999     (1,314,153)
                                           ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition payment                        (175,000)           ---
    Capital expenditures                       (469,520)       (76,832)
                                           ------------    -----------
  Net cash used in investing activities        (644,520)       (76,832)
                                           ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments under short term note                ---       (333,333)
                                           ------------    -----------
  Net cash used in financing activities             ---       (333,333)
                                           ------------    -----------
  Net increase (decrease) in cash             2,789,479     (1,724,318)

CASH, beginning of period                     6,781,556      3,726,400
                                           ------------    -----------
CASH, end of period                        $  9,571,035    $ 2,002,082
                                           ============    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                            $    226,88     $     5,003
                                           ============    ===========
  Income taxes paid                        $     33,307    $    54,260
                                           ============    ===========

                              - 8 -

                     LINCOLN SNACKS COMPANY

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2000
                           (Unaudited)

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

(2)  Basis of Presentation:
     ----------------------

     The balance sheet as of March 31, 2000, and the related statements of operations, changes in stockholders' equity and cash flows for the three and nine months ended March 31, 2000 and March 31, 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at and for periods ended March 31, 2000 and March 31, 1999 have been made. During the interim periods presented, the accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods and described in the Company's Annual Report on Form 10-K for the twelve months ended June 30, 1999 filed with the Securities and Exchange Commission on September 21, 1999 (the "Annual Report").

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements included in the Annual Report. The results of operations for the three months and nine months ended March 31, 2000 and March 31, 1999 are not necessarily indicative of the operating results for the full year.

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

     Below is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                  Three Months Ended
                                             ----------------------------
                                               March 31,         March 31,
                                                 2000              1999
                                             ------------   -------------
    Basic earnings per share weighted
      average number of shares outstanding      6,331,790      6,331,790

    Dilutive effect:
      Stock options                                   ---            ---
      Convertible debt                          3,649,934            ---
                                             ------------   ------------
    Diluted earnings per share weighted
      average number of shares outstanding      9,981,724      6,331,790
                                             ============   ============
    Net income (loss)                        $    264,901   $   (670,398)

    Effect of assumed conversion
      of convertible debt                          72,000            ---
                                             ------------   ------------
    Net income (loss) plus assumed
      conversion of convertible debt         $    336,901   $   (670,398)
                                             ============   ============
    Basic earnings (loss) per share          $       0.04   $      (0.11)
                                             ============   ============
    Diluted earnings (loss) per share        $       0.03   $      (0.11)
                                             ============   ============

                                                   Nine Months Ended
                                             ----------------------------
                                               March 31,        March 31,
                                                 2000             1999
                                             ------------   -------------
    Basic earnings per share weighted
      average number of shares outstanding      6,331,790       6,331,790

    Dilutive effect:
      Stock options                                 6,411             ---
      Convertible debt                          3,649,635             ---
                                             ------------    ------------
    Diluted earnings per share weighted
      average number of shares outstanding      9,987,836       6,331,790
                                             ============    ============
    Net income (loss)                        $    944,595    $ (1,734,739)

    Effect of assumed conversion
      of convertible debt                         216,000             ---
                                             ------------    ------------
    Net income (loss) plus assumed
      conversion of convertible debt         $  1,160,587    $ (1,734,739)
                                             ============    ============
    Basic earnings (loss) per share          $       0.15    $      (0.27)
                                             ============    ============
    Diluted earnings (loss) per share        $       0.12    $      (0.27)
                                             ============    ============


    Options to purchase 13,000 shares of common stock were outstanding at March 31, 2000 and included in the computation of diluted earnings per share for the three and nine months ended March 31, 2000. Additional options to purchase approximately 754,611 shares of common stock were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. In addition, diluted earnings per share reflect the issuance of 3,649,635 shares upon the assumed conversion of the Brynwood debenture (see Note 5).

    Options to purchase approximately 509,750 shares of common stock were outstanding at March 31, 1999 but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive for the three months ended March 31, 1999.

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

     The Company is in the process of obtaining a new revolving credit facility with another financial institution in the future; however, there can be no assurance that the Company will be able to obtain such a facility. The Company presently believes that its cash will be adequate to meet its needs for the next twelve months.

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

(6)  Inventory:
     ----------

     Inventory consists of the following:

                                            March 31,       June 30,
                                               2000           1999
                                           -------------  ------------

     Raw materials and supplies            $  1,921,309   $  1,828,542
     Finished Goods                             393,166        853,892
                                           ------------   ------------

                                           $  2,314,475   $  2,682,434
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


Three months ended March 31, 2000 versus March 31, 1999
-------------------------------------------------------

     Overall net sales increased 39% or $1.84 million to $6.60 million for the three months ended March 31, 2000 versus $4.76 million in the corresponding period of 1999. Branded sales increased to 69% of net sales versus 68% a year ago and private label sales increased to 31% of net sales versus 29% the same period last year. The Company has terminated its contract manufacturing business, and as a result, copack sales represent 0% of net sales versus 3% the same period last year.

     Gross profit increased $.91 million to $2.36 million for the three months ended March 31, 2000 versus $1.44 million in the corresponding period of 1999. The improvement in gross profit is due to an increase in overall net sales.

     Selling, general and administrative expenses increased 1% or $.02 million to $2.09 million for the three months ended March 31, 2000 versus $2.07 million for the same period in 1999. The increase is primarily due to variable selling costs associated with increases in branded sales and slotting fees for new distribution of branded products.

     In 1999, the non-recurring charge of $59 thousand represents severance payments made to former employees of the Company in the quarter.

     Provision for income taxes represents estimated taxes due after giving effect to the utilization of the Company's NOL carryforwards.

     The quarter net income of $.26 million versus a net loss of $.67 million in the same period in 1999 represents an increase in earnings of $.94 million. The improvement in earnings is attributable to increases in branded and private label sales which were partially offset by higher marketing costs.


Nine months ended March 31, 2000 versus March 31, 1999
------------------------------------------------------

     Overall net sales increased 18% or $3.55 million to $23.73 million for the nine months ended March 31, 2000 versus $20.18 million in the corresponding period of 1999. Branded sales increased to 76% of net sales versus 67% a year ago and private label sales increased to 23% of net sales versus 18% the same period last year. The Company has terminated its contract manufacturing business, and as a result, copack sales represent 0% of net sales versus 15% the same period last year.

     Gross profit increased $2.59 million to $9.03 million for the nine months ended March 31, 2000 versus $6.44 million in the corresponding period of 1999. The improvement in gross profits is due to increases in branded and private label sales which have higher gross margins than copack sales.

     Selling, general and administrative expenses increased 10% or $.72 million to $8.07 million for the nine months ended March 31, 2000 versus $7.34 million for the same period in 1999. The increase is primarily due to variable selling costs associated with increases in branded sales, increases in consumer marketing programs and slotting fees for new distribution of branded products.

     In fiscal 1999, the non-recurring charge of $.29 million represents $.18 million of severance related to the Company's former President and Chief Operating Officer, $.05 million costs incurred during the relocation of the Company's new Chief Executive Officer and $.06 million of severance related to former employees of the Company.

     In fiscal 1999, management discontinued its nut product line which consisted of honey roasted and dry roasted peanuts in canisters. Goodwill of $.37 million relating to the nut product lines was written off. The manufacturing equipment relating to the discontinued nut products was written down to the expected liquidation value which resulted in a $.22 million charge.

     Provision for income taxes represents estimated taxes due after giving effect to the utilization of the Company's NOL carryforwards.

     The year to date net income of $.94 million versus a net loss of $1.73 million in the same period in 1999 represents an increase in earnings of $2.68 million. The improvement in earnings is attributable to increases in branded and private label sales, which were partially offset by higher marketing costs. Additionally, the non-recurring charge and the nut division write-down contributed to the loss in 1999.


Liquidity and Capital Resources
-------------------------------

     As of March 31, 2000, the Company had working capital of $9.27 million compared to a working capital of $8.36 million at June 30, 1999 (the Company's fiscal year end), an increase in working capital of $.91 million. The increase in working capital is primarily attributable to the Company's net income of $.94 million.

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

     The Company is in the process of obtaining a new revolving credit facility with another financial institution in the future, however, there can be no assurance that the Company will be able to obtain such a facility. The Company presently believes that its cash will be adequate to meet its needs for the next twelve months.

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

     The Company has approximately $3.3 million in NOL carryforwards. A valuation allowance has been recorded due to the uncertainty of realizing certain loss carryforwards and other deferred tax assets because of the Company's brief operating history and recent losses.

                                              Nine Months Ended
                                        ------------------------------
                                           March 31,      March 31,
                                             2000           1999
                                        --------------   -------------
                                                (in thousands)
Net cash provided by (used in)
 operating activities                       $ 3,434       $ (1,314)

Net cash used in investing activities          (644)           (77)

Net cash used in financing activities           ---           (333)


     Net cash provided by operating activities increased $4.75 million to cash provided of $3.43 million during the nine months ended March 31, 2000 compared to a use of $1.31 million in 1999. The increase in cash provided by operating activities is primarily due to an increase in net income of $2.68 million for the nine months ended March 31, 2000 versus March 31, 1999 coupled with the timing of accounts receivable, accounts payable and accrued expenses.

     Net cash used in investing activities of $.64 million for the nine months ended March 31, 2000 represents $.47 million in capital expenditures and $.17 million in a contingent payment relating to the 1998 Iroquois acquisition. A contingent payment of up to $175,000 may be paid in the future if the Company maintains 70% of the sales volume to Iroquois' largest customer. Net cash used in investing activities of $.08 million for the nine months ended March 31, 1999 represents capital expenditures.

     Net cash used in financing activities of $.33 million for the nine months ended March 31, 1999, consisted of payments under the short term note relating to the Iroquois acquisition.


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



ITEM 3.  -    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
----------------------------------------------------------------------

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



April 17, 2000          Lincoln Snacks Company
                        (Registrant)



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