Form 10-K
period 2000-06-30
LINCOLN SNACKS CO
filed 2000-09-22
CIK 914642

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                   ------------------------

                           FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended June 30, 2000

                              OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from -------------------- to --------------------.

                Commission file number 0-23048

                    LINCOLN SNACKS COMPANY
    (Exact name of registrant as specified in its charter)

          Delaware                      47-0758569
     (State of incorporation) (I.R.S. Employer Identification No.)

     30 Buxton Farm Road, Stamford, Connecticut          06905
     (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (203) 329-4545

Securities registered pursuant to Section 12(b) of the Act:

                                   Name of each exchange on
          Title of each class           which registered
          -------------------      ------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant on September 11, 2000, was approximately $1,974,005. On such date, the closing price of registrant's common stock was $2.094 per share. Solely for the purposes of this calculation, shares beneficially owned by directors, executive officers and stockholders of the registrant that beneficially own more than 10% of the registrant's voting stock have been excluded, except shares with respect to which such directors, officers and 10% beneficial owners disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by the registrant that such individuals are, in fact, affiliates of the registrant.

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding on September 11, 2000 was 6,331,790.

             DOCUMENTS INCORPORATED BY REFERENCE:

The Company's definitive Proxy Statement to be issued in conjunction with the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

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

                             PART I
                            --------

Item 1.   Business
-------   --------

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

     The Amendment and Letter Agreement required Planters to purchase a specified number of manufactured cases of the Products and for Planters to compensate the Company for the remaining contract minimums for the twelve month period ended June 30, 1997. The Amendment and Letter Agreement required Planters to compensate the Company for contract minimums for the six month period ended December 31, 1997 (six month minimums). Planters compensated the Company in fiscal year 1998 for contract minimums, which were 27% less than case sales made to Planters for the six month period ended December 31, 1996.

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

(b)  Financial Information about Industry Segments
     ---------------------------------------------

     The Company is engaged principally in one line of business: the manufacturing, marketing and distribution of pre-popped caramel popcorn.

(c)  Narrative Description of Business
     ---------------------------------

Products
--------

     The Company manufactures and markets three nationally-recognized branded products. Poppycock is a premium priced mixture of nuts and popcorn in a deluxe buttery glaze. Fiddle Faddle is a more moderately priced brand of popcorn and peanut clusters with a candied glaze; a fat free version of Fiddle Faddle consists of popcorn with a caramel glaze. Screaming Yellow Zonkers is produced by coating popcorn clusters with a sweet buttery glaze. The Company also manufactures private label caramel popcorn.

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

Significant Customers
---------------------

     In the fiscal years ended June 30, 2000, 1999 and 1998, the Company made sales to Wal-Mart representing 40%, 33% and 12% of the Company's sales, respectively. Although the Company believes its relationship with Wal-Mart is good, the loss of such customer could have a material adverse effect on the Company. In the fiscal year ended June 30, 1999, the Company copacked product for Golden Valley Microwave Foods, which represented approximately 10% of fiscal 1999 net sales. Golden Valley Microwave Foods terminated the copack agreement with the Company in the third quarter of fiscal 1999.

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

     The Company's manufacturing facility located in Lincoln, Nebraska includes, among other things, continuous process equipment for enrobing popcorn and nuts, as well as four distinct high speed filling and packing lines for canisters, single serving packs and bag-in-box packages. The manufacturing and packaging equipment is sufficiently flexible to allow for the manufacture of other similar product lines or packaging formats. The facility was operated during fiscal 2000 at an overall rate varying from approximately 42% to 53% of capacity depending on the season. Lincoln Snacks' management believes that the facility is generally in good repair and does not anticipate capital expenditures other than normal maintenance and selected equipment modernization programs.

Trademarks
----------

     Poppycock, Fiddle Faddle and Screaming Yellow Zonkers are registered trademarks of Lincoln Snacks. The Company believes all its trademarks enjoy a strong market reputation denoting high product quality.

Governmental Regulation
-----------------------

     The production, distribution and sale of the Company's products are subject to the Federal Food, Drug and Cosmetic Act; the Occupational Safety and Health Act; the Lanham Act; various federal environmental statutes; and various other federal, state and local statutes regulating the production, packaging, sale, safety, advertising, ingredients and labeling of such products. Compliance with the above described governmental laws and regulations has not had and is not anticipated to have a material adverse effect on the Company's capital expenditures, earnings or competitive position.

Employees
---------

     As of June 30, 2000, Lincoln Snacks had 82 full-time employees and no part-time employees. Employment at the Lincoln plant varies according to weekly and seasonal production needs, and averaged approximately 87 employees during fiscal 2000. None of Lincoln Snacks' work force is unionized. Lincoln Snacks' management believes that Lincoln Snacks' relationship with its employees is good.

(d)  Financial Information about Foreign and Domestic Operations and Export
     Sales
     ----------------------------------------------------------------------

     Foreign operations accounted for less than 10% the Company's sales, assets and net income in each of the Company's last three fiscal years.



Item 2.   Properties.
-------   -----------

     The Company's principal executive offices are located at 30 Buxton
Farm Road, Stamford, Connecticut 06905. The initial term of the lease on this space expires on March 31, 2006. The Company expects that it will be able to obtain other satisfactory lease space upon expiration of the current lease.

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

     The Company believes its properties are sufficient for the current and anticipated needs of its business.



Item 3.   Legal Proceedings.
-------   ------------------

     The Company is not involved in any material pending legal proceedings.



Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

     Not Applicable.

                             PART II
                            ---------

Item 5.   Market for Registrant's Common Equity and Related Stockholder
-------   Matters.
          -------------------------------------------------------------

     A.   Market Information.
          -------------------

     The shares of Common Stock of the Company are traded on the OTC Bulletin Board under the symbol "SNAX". The range of high and low reported sales prices for the Common Stock as reported by NASDAQ for fiscal 1999 and the first and second quarters of fiscal 2000 and as reported by the OTC Bulletin Board for the third and fourth quarter of fiscal 2000 were as follows:

                                    Fiscal Year       Fiscal Year
                                       Ended             Ended
                                   June 30, 1999     June 30, 2000
                                   -------------     -------------
                                   High    Low       High    Low
First Fiscal Quarter              $2.44    $1.09     $2.13   $1.03

Second Fiscal Quarter              1.88     1.19      1.75    0.50

Third Fiscal Quarter               1.50     0.88      1.88    0.13

Fourth Fiscal Quarter              1.38     1.00      2.13    0.44

----------------------

     The public market for the Company's Common Stock is limited, and the foregoing quotations should not be taken as necessarily reflective of prices which might be obtained in actual market transactions or in transactions involving substantial numbers of shares.

     B.   Holders.
          --------

     On September 11, 2000, as reported by the Company's transfer agent, shares of Common Stock were held by 30 persons, based on the number of record holders, including several holders who are nominees for an undetermined number of beneficial owners.

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




Item 6.   Selected Financial Data
-------   -----------------------

                   (In thousands, except per share data)


                     12 Months  12 Months  12 Months   12 Months    12 Months
                         Ended      Ended      Ended       Ended        Ended
                      June 30,   June 30,   June 30,    June 30,     June 30,
                          1996       1997       1998        1999         2000
                     ---------  ---------  ---------   ---------    ---------
Statement of
Operations Data:
----------------
Net sales              $23,846  $23,102   $24,278(F1)   $27,081(F1)     $29,703
Gross profit             6,621    7,576     8,872(F1)     9,167(F1)      11,174
Income (loss)
from operations            897    1,609     1,668(F2)(F3) (1,412)(F4)(F5) 1,041
Net income (loss)          511    1,443     1,667(F2)(F3) (1,378)(F4)(F5) 1,072
Basic net income (loss)
   per common share       $.08     $.23      $.26          $(.22)          $.17
Diluted net income (loss)
   per common share        .08      .23       .26           (.22)           .14
Weighted average number of
shares outstanding
  Basic                  6,335    6,332     6,332          6,332          6,332
  Diluted                6,335    6,332     6,342          6,332          9,987



                       June 30,  June 30,   June 30,   June 30,   June 30,
                           1996      1997       1998       1999       2000
                       --------  --------   --------   --------   --------
Balance Sheet Data:

Working capital
(deficit)                 $(237)   $2,042     $3,500     $8,356     $9,269
Total assets             13,979    13,290     16,073     19,753     20,901
Total long term debt        309       ---        ---      5,000      5,000
Stockholders' equity      8,506     9,949     11,616     10,238     11,310

----------------

(F1) The Planters Distribution Agreement was terminated on December 31, 1997. The financial impact of the termination of the Agreement on Fiscal 1998 and 1999 versus Fiscal 1996 and Fiscal 1997 was an increase in revenue and gross profit which were offset by increased selling, distribution and marketing costs. Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations.

(F2) Amount includes a non-recurring charge of $484,000 (or $.08 per share) which represents severance and other compensation costs in connection with the resignation of the Company's former Chairman and Chief Executive Officer. All amounts were paid as of June 30, 1998.

(F3) Amount includes Net Planters Other Income of $1.4 million (or $.22 per share) which represents Planters compensation of $1.9 million to the Company for failing to achieve certain sales levels during the calendar year ending December 31, 1997 which was partially offset by approximately $.5 million in non-recurring charges associated with initial efforts to rebuild the Fiddle Faddle brand.

(F4) Amount includes a non-recurring charge of $287,000 (or $.05 per share) which represents $177,000 of severance related to the Company's former President and Chief Operating Officer, $50,000 of costs incurred during the relocation of the Company's new Chief Executive Officer, and $60,000 of severance related to former employees. All amounts were paid as of June 30, 1999.

(F5) Amount includes a non-cash write down of $590,000 (or $.09 per share) of nut division assets.




Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   Results of Operations
          ---------------------------------------------------------------

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

     The Amendment also required Planters to compensate the Company in the event that certain sales levels were not achieved during the calendar year ending December 31, 1997. These sales levels were not achieved during the calendar year ending December 31, 1997 resulting in Planters compensating the Company $1.9 million which is partially offset on the Company's Statement of Operations by approximately $500,000 in non-recurring charges associated with initial efforts to rebuild the Fiddle Faddle brand ("Net Planters Other Income"). Net sales to Planters were 9% of net sales for the twelve months period ended June 30, 1998.

     Under the Distribution Agreement, which required Planters to purchase a minimum number of cases during the fiscal year, the Company sold the Products to Planters at a selling price which was reduced from the Company's historical customer selling prices. Planters in turn was responsible for the sales and distribution of the Products to its customers. Therefore, the Company did not have any selling, marketing or distribution costs associated with these Products. The financial impact of results under the Distribution Agreement during fiscal 1997 and 1998 versus historical results was reflected in reductions in revenue and gross profit which were offset by reduced selling, marketing and distribution costs.

     Upon the termination of the Distribution Agreement on December 31, 1997, the Company resumed distribution of Fiddle Faddle at its historical selling prices. The financial impact of the termination of the Distribution Agreement versus the results under the Distribution Agreement was reflected in an increase in revenue which was offset by increased selling, marketing and distribution costs.

Twelve months ended June 30, 2000 versus June 30, 1999
------------------------------------------------------

     Overall net sales increased 10% or $2.6 million to $29.7 million for the twelve months ended June 30, 2000 versus $27.1 million in the corresponding period of fiscal 1999. Branded sales increased to 77% of net sales versus 69% a year ago and private label sales increased to 23% of net sales versus 20% the same period last year. The Company has terminated its contract manufacturing business, and as a result, copack sales represent 0% of net sales versus 12% the same period last year.

     Gross profit increased $2.0 million to $11.2 million for the twelve months ended June 30, 2000 versus $9.2 million in the corresponding period of 1999. The improvement in gross profit is due to increases in branded and private label sales which have higher gross margins than copack sales.

     Selling, general and administrative expenses increased 4% or $.4 million to $10.1 million for the twelve months ended June 30, 2000 versus $9.7 million for the same period in 1999. The increase is primarily due to variable selling costs associated with increases in branded sales, increases in consumer marketing programs and slotting fees for new distribution of branded products.

     In fiscal 1999, the non-recurring charge of $.3 million represents $.2 million of severance related to the Company's former President and Chief Operating Officer, $.05 million of costs incurred during the relocation of the Company's new Chief Executive Officer and $.05 million of severance related to former employees of the Company.

     In fiscal 1999, management discontinued its nut product line which consisted of honey roasted and dry roasted peanuts in canisters. Goodwill of $.4 million relating to the nut product lines was written off. The manufacturing equipment relating to the discontinued nut products was written down to the expected liquidation value which resulted in a $.2 million charge.

     Provision for income taxes represents estimated taxes due after giving effect to the utilization of the Company's NOL carryforwards.

     The net income of $1.1 million versus a net loss of $1.4 million in the same period in 1999 represents an increase in earnings of $2.5 million. The improvement in earnings is attributable to increases in branded and private label sales, which were partially offset by higher marketing costs. Additionally, the non-recurring charge and the nut division write-down contributed to the loss in 1999.

Twelve months ended June 30, 1999 versus June 30, 1998
------------------------------------------------------

     Overall net sales increased 12% or $2.8 million to $27.1 million for the twelve months ended June 30, 1999 versus $24.3 million for the corresponding period of 1998. The sales increase was attributable to higher private label sales which were partially offset by declines in copack sales. Branded sales increased in dollars while case sales declined due to the Company resuming distribution of Fiddle Faddle at historical selling prices which are higher than its selling prices to Planters during the same period in fiscal 1998. The Planters Agreement was in effect from July 17, 1995 to December 31, 1997, at which time the agreement terminated. Sales dollars of branded products represent 69% and 76%, private label products of 19% and 6% and copack products of 12% and 18% for the fiscal years ended June 30, 1999 and 1998, respectively.

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

     As part of its business, the Company copacked products for other entities. One of its copack customers, which accounted for approximately 10% and 18% of the Company's net sales during the twelve months ended June 30, 1999 and 1998, respectively, terminated its copack agreement with the Company.

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

     The non-recurring charge of $.3 million represents $.2 million of severance related to the Company's former President and Chief Operating Officer, $.05 million of costs incurred during the relocation of the Company's new Chief Executive Officer and $.05 million of severance related to former employees. All amounts were paid as of June 30, 1999.

     The Company discontinued its nut division operations during the fiscal quarter ended December 31, 1998. Management determined that the nut division product lines were no longer viable because of continued sales declines resulting from increased competitive activity. Nut division sales were $.1 million and $1.0 million for the twelve months ended June 30, 1999 and 1998, respectively.

     As a result, all of the goodwill related to the nut division ($.4 million) was written off. Similarly, manufacturing equipment (book value of $.3 million) was written down to $50,000, the expected liquidation value. The write-downs of goodwill and manufacturing equipment comprise the "Nut Division Write-Down" of $.6 million in the statement of operations. The equipment was sold during fiscal 2000 with no additional charges with respect to the discontinuance of nut division operations.

     The nut division's operating loss, excluding the "nut division write-down" was $28,000 including depreciation of $29,000 and goodwill amortization of $8,000 for the twelve months ended June 30, 1999. The nut division's operating loss was $6,000 including depreciation of $64,000 and goodwill amortization of $15,000 for the twelve months ended June 30, 1998.

     In fiscal 1998, the Company recognized Net Planters Other Income of $1.4 million which represents Planters compensation of $1.9 million to the Company for failing to achieve certain sales levels during the calendar year ended December 31, 1997 which was partially offset by approximately $.5 million in non-recurring charges associated with initial efforts to rebuild the Fiddle Faddle brand.

     The net loss of $1.4 million versus a profit of $1.7 million in the same period in 1998 represents a decrease in earnings of $3.0 million. The earnings decline is primarily attributable to lower branded case sales, an increase in marketing costs associated with the development of new products and an increase in selling overhead. Additionally, there were several non-recurring items contributing to the earnings decline: Net Planters Other Income of $1.4 million recognized in fiscal 1998, the Nut Division write-down of $.6 million, and the non-recurring charge of $.3 million.

Liquidity and Capital Resources
-------------------------------

     As of June 30, 2000, the Company had working capital of $9.3 million compared with a working capital of $8.4 million at June 30, 1999, an increase of $.9 million. The increase in working capital is attributable to the increase in net income.

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

     The Company currently meets its short-term liquidity needs from its cash on hand. The Company also has a revolving credit facility which is secured by a first priority, perfected security interest in substantially all of the Company's existing and after-acquired assets. There were no amounts outstanding under the revolving credit facility at June 30, 2000.

     Management continues to focus on increasing product distribution and continues to review all operating costs with the objective of increasing profitability and ensuring future liquidity. However, there can be no assurance that any of these objectives will be achieved in future periods.

     The Company's short-term liquidity is affected by seasonal increases in inventory and accounts receivable levels and seasonality of sales. Inventory and accounts receivable levels increase substantially during the latter part of the third calendar quarter and during the remainder of the calendar year.

     The Company has approximately $2.4 million in NOL carryforwards. A valuation allowance has been recorded due to the uncertainty of realizing certain loss carryforwards and other deferred tax assets because of the Company's brief operating history and limitations on the ability to use the carryforwards resulting from Brynwood's purchase in 1998.

     The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated.


                                     Twelve Months Ended
                                        (in thousands)
                        ----------------------------------------------
                         June 30, 2000   June 30, 1999   June 30, 1998
                         -------------   -------------   -------------
Cash provided by
 (used in) operating
 activities                $3,863          $(1,404)          $3,508

Cash provided by
 (used in) investing
 activities                  (913)            (207)          (1,222)

Cash provided by
 (used in) financing
 activities                    --            4,667             (167)



Twelve months ended June 30, 2000 versus June 30, 1999
------------------------------------------------------

    Cash provided by operating activities increased to $3.9 million during the twelve months ended June 30, 2000 compared to cash used in operating activities of $1.4 million in 1999. The increase in cash provided by operating activities is primarily due to the increase in the Company's net profit coupled with the timing of accounts receivable and accounts payable.

    Net cash used in investing activities of $.91 million during the twelve months ended June 30, 2000 is comprised of a $.2 million acquisition payment for Iroquois and $.7 million of capital expenditures. Net cash used in investing activities of $.2 million for the twelve months ended June 30, 1999 represents capital expenditures.

    Net cash provided by financing activities of $4.7 million for the period ended June 30, 1999 consisted of $5.0 million of proceeds from the Brynwood convertible debenture partially offset by $.3 million of payments under the short term note relating to the Iroquois acquisition.

Twelve months ended June 30, 1999 versus June 30, 1998
------------------------------------------------------

    Cash used in operating activities increased to $1.4 million during the twelve months ended June 30, 1999 compared to cash provided by operating activities of $3.5 million in 1998. The increase in cash used in operating activities is primarily due to the decrease in the Company's net profit coupled with the timing of accounts receivable.

    Net cash used in investing activities of $.2 million during the twelve months ended June 30, 1999 represents capital expenditures. Net cash used in investing activities of $1.2 million for the twelve months ended June 30, 1998 is primarily comprised of the $.8 million acquisition of certain assets of Iroquois and $.4 million in capital expenditures.

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

New Accounting Pronouncements Not Yet Effective
-----------------------------------------------

    In July 2000, the Financial Accounting Standards Board's Emerging
Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement, and income statement classification for various types of sales incentives including discounts, coupons, rebates and free products. The Company will adopt this consensus in the second quarter of 2001. While the impact of this consensus on the Company's financial statements is still being evaluated, it is expected to only impact revenue and expense classifications and not change reported net income.

Y2K Disclosure
--------------

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




Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------   Financial Disclosure
          ---------------------------------------------------------------

    None.



                            PART III
                            ---------



Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

    The Company's definitive Proxy Statement to be issued in conjunction with the 2000 Annual Meeting of Shareholders is incorporated herein by reference.



Item 11.  Executive Compensation
--------  ----------------------

    The Company's definitive Proxy Statement to be issued in conjunction with the 2000 Annual Meeting of Shareholders is incorporated herein by reference.



Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

    The Company's definitive Proxy Statement to be issued in conjunction with the 2000 Annual Meeting of Shareholders is incorporated herein by reference.



Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------
    The Company's definitive Proxy Statement to be issued in conjunction with the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

                             PART IV
                            --------



Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  ----------------------------------------------------------------

(a)       (1)  Financial Statements.
               ---------------------

          The financial statements listed in the accompanying Index to Financial Statements are filed as part of this annual report. Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
          (2)  Exhibits.

          The exhibits listed in the accompanying Index of Exhibits.

(b)       Reports on Form 8-K.
          --------------------

          None

                           SIGNATURES
                          ------------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LINCOLN SNACKS COMPANY
                                (Registrant)

                                By:  /s/ Hendrik J. Hartong III
                                     -----------------------------
                                     Hendrik J. Hartong III
                                     Director, President and Chief
                                       Executive Officer

                                Date:     September 22, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hendrik J. Hartong III                    September 22, 2000
----------------------------------------
Hendrik J. Hartong III
Director, President and Chief Executive
   Officer

/s/ Kristine A. Crabs                         September 22, 2000
----------------------------------------
Kristine A. Crabs
Vice President and Chief Financial Officer,
Secretary and Treasurer (Principal Financial
Officer and Principal Accounting Officer)

/s/ Hendrik J. Hartong, Jr.                   September 22, 2000
----------------------------------------
Hendrik J. Hartong, Jr.
Director

/s/ John T. Gray                              September 22, 2000
----------------------------------------
John T. Gray
Director

/s/ C. Alan MacDonald                         September 22, 2000
----------------------------------------
C. Alan MacDonald
Director

/s/ Ian B. MacTaggart                         September 22, 2000
----------------------------------------
Ian B. MacTaggart
Director

/s/ Robert Zwartendijk                        September 22, 2000
----------------------------------------
Robert Zwartendijk
Director

                     LINCOLN SNACKS COMPANY
                    ------------------------

                  INDEX TO FINANCIAL STATEMENTS
                 ------------------------------



Financial Statements:                                   Page(s)
---------------------                                   -------

  Report of Independent Public Accountants                F-1

  Balance Sheets as of June 30, 2000 and 1999             F-2 to F-3

  Statements of Operations for the Years Ended
       June 30, 2000, 1999 and 1998                       F-4

  Statements of Changes in Stockholders' Equity
       for the Years Ended June 30, 2000, 1999 and 1998   F-5

  Statements of Cash Flows for the Years Ended
       June 30, 2000, 1999 and 1998                       F-6 to F-7

  Notes to Financial Statements                           F-8 to F-18

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Lincoln Snacks Company:

We have audited the accompanying balance sheets of Lincoln Snacks Company (a Delaware corporation) as of June 30, 2000 and 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended June 30, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Snacks Company as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the years ended June 30, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.


                                       ARTHUR ANDERSEN LLP


Stamford, Connecticut,
August 1, 2000

                     LINCOLN SNACKS COMPANY
                     ----------------------
                         BALANCE SHEETS
                         ---------------
                             ASSETS
                             -------

                                              June 30,       June 30,
                                                  2000           1999
                                           -----------    -----------
            ASSETS
            ------

CURRENT ASSETS:
  Cash                                     $ 9,731,679    $ 6,781,556
  Accounts receivable, net of
  allowances for doubtful accounts
  and cash discounts of $396,326
  and $384,875                               1,527,740      3,304,003
  Inventories                                2,522,311      2,682,434
  Prepaid and other current assets                 946         13,696
                                           -----------    -----------

  Total current assets                      13,782,676     12,781,689
                                           -----------    -----------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                         370,000        370,000
  Building and leasehold improvements        1,792,352      1,789,809
  Machinery and equipment                    4,856,937      4,714,683
  Construction in process                      507,848        100,044
                                           -----------    -----------

                                             7,527,137      6,974,536
  Less-accumulated depreciation             (3,797,491)    (3,349,176)
                                           -----------    -----------

                                             3,729,646      3,625,360

INTANGIBLE AND OTHER ASSETS, net of
  accumulated amortization of
  $1,135,522 and $937,123                    3,388,735      3,346,359
                                           -----------    -----------

  Total assets                             $20,901,057    $19,753,408
                                           ===========    ===========


         The accompanying notes to financial statements are an integral part of these balance sheets.

                     LINCOLN SNACKS COMPANY
                     -----------------------
                         BALANCE SHEETS
                         ---------------
              LIABILITIES AND STOCKHOLDERS' EQUITY
             --------------------------------------

                                              June 30,       June 30,
                                                  2000           1999
                                           -----------    -----------

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                         $   770,851    $   674,388
  Accrued expenses                           1,741,319      1,677,855
  Accrued trade promotions                   1,988,394      2,059,854
  Deferred gain (Note 10)                       13,434         13,434
                                           -----------    -----------
  Total current liabilities                  4,513,998      4,425,531

LONG TERM DEBT (Note 7)                      5,000,000      5,000,000

DEFERRED GAIN (Note 10)                         77,019         89,941
                                           -----------    -----------
  Total liabilities                          9,591,017      9,515,472
                                           -----------    -----------
COMMITMENTS (Notes 8 and 11)

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value,
   20,000,000 shares authorized,
   6,450,090 outstanding at June 30,
   2000 and 1999                                64,501         64,501
  Special stock, $0.01 par value,
   300,000 shares authorized,
   none outstanding                                 --             --
  Additional paid-in capital                18,010,637     18,010,637
  Accumulated deficit                       (6,739,072)    (7,811,176)
                                           -----------    -----------
                                            11,336,066     10,263,962
  Less - cost of common stock in
   treasury; 118,300 shares
   at June 30, 2000 and 1999                   (26,026)       (26,026)
                                           -----------    -----------
  Total stockholders' equity                11,310,040     10,237,936
                                           -----------    -----------
  Total liabilities and
    stockholders' equity                   $20,901,057    $19,753,408
                                           ===========    ===========

         The accompanying notes to financial statements are an integral part of these balance sheets.

                     LINCOLN SNACKS COMPANY
                     -----------------------
                    STATEMENTS OF OPERATIONS
                   --------------------------

                                  Year Ended    Year Ended    Year Ended
                                    June 30,      June 30,      June 30,
                                        2000          1999          1998
                                 -----------   -----------   -----------
NET SALES                        $29,702,542   $27,080,509   $24,277,772

COST OF SALES                     18,528,633    17,913,770    15,405,319

  Gross profit                    11,173,909     9,166,739     8,872,453

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES         10,132,943     9,701,671     8,096,238

NON-RECURRING CHARGE (Note 13)            --       286,633       484,388

NUT DIVISION WRITE DOWN (Note 12)         --       590,459            --

NET PLANTERS OTHER INCOME
  (Note 17)                               --           --     (1,376,000)
                                 -----------   -----------   -----------
  Income (loss) from
    operations                     1,040,966    (1,412,024)    1,667,827

OTHER:
  Interest income, net               108,760        78,136       128,452
  Other expense                      (17,622)           --       (19,441)
                                 -----------   -----------   -----------
  Income (loss) before
   provision for income taxes      1,132,104    (1,333,888)    1,776,838

PROVISION FOR INCOME TAXES            60,000        44,000       110,000
                                 -----------   -----------   -----------
  Net income (loss)              $ 1,072,104   $(1,377,888)  $ 1,666,838
                                 ===========   ===========   ===========
BASIC NET INCOME (LOSS)
  PER SHARE (Note 2)             $       .17   $      (.22)  $       .26
                                 ===========   ===========   ===========
DILUTED NET INCOME (LOSS)
  PER SHARE (Note 2)             $       .14   $      (.22)  $       .26
                                 ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING
    Basic                          6,331,790     6,331,790     6,331,790
                                 ===========   ===========   ===========
    Diluted                        9,987,223     6,331,816     6,341,804
                                 ===========   ===========   ===========

         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY
                    ------------------------
          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         ----------------------------------------------
        FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
       --------------------------------------------------

                                       Additional
                   Common   Special       Paid-in  Accumulated      Treasury
                    Stock     Stock       Capital     (Deficit)        Stock
                 --------   -------   -----------  ------------    ---------
June 30, 1997    $ 64,501   $   --    $18,010,637  $ (8,100,126)   $ (26,026)

  Net income           --       --             --      1,666,838          --
                 --------   -------   -----------   ------------   ---------

June 30, 1998      64,501        --    18,010,637     (6,433,288)    (26,026)

  Net (loss)           --        --            --     (1,377,888)         --
                 --------   -------   -----------   ------------   ---------

June 30, 1999      64,501        --    18,010,637     (7,811,176)    (26,026)

  Net income           --        --            --      1,072,104          --
                 --------   -------   -----------   ------------   ---------

June 30, 2000     $64,501   $    --   $18,010,637   $ (6,739,072)  $ (26,026)
                 ========   =======   ===========   ============   =========




         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY
                     -----------------------
                    STATEMENTS OF CASH FLOWS
                   --------------------------

                                  Year Ended   Year Ended   Year Ended
                                    June 30,     June 30,     June 30,
                                        2000         1999         1998
                                 -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)              $ 1,072,104  $(1,377,888) $ 1,666,838

  Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:

      Depreciation                   615,724      671,546      645,305
      Amortization                   198,399      192,356      159,856
      Nut division write down             --      590,459           --
      Loss on sale of equipment       17,622           --       19,441
      Provision for doubtful
      accounts and cash
      discounts, net                  11,450       62,367       39,198

  Changes in assets and liabilities:
      (Increase) decrease in
       accounts receivable         1,764,813   (1,662,942)     686,620
      (Increase) decrease in
       inventories                   160,123     (319,147)    (460,182)
      (Increase) decrease in
       prepaid and other assets      (53,025)      47,861      (32,534)
      Increase (decrease) in
       accounts payable               96,463     (523,056)    (159,726)
      Increase (decrease) in
       accrued trade promotions      (71,460)     631,185      753,084
      Increase (decrease) in
       accrued expenses               50,542      283,004      190,406
                                 -----------  -----------  -----------
  Net cash provided by
   (used in) operating
   activities                      3,862,755   (1,404,255)   3,508,306
                                 -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition payment            $  (175,000) $        --  $  (800,160)
  Capital expenditures              (807,365)    (207,256)    (488,782)
  Proceeds from sale of
  fixed assets                        69,733           --       67,346
                                 -----------  -----------  -----------
  Net cash provided by
   (used in) investing
   activities                       (912,632)   (207,256)   (1,221,596)
                                 -----------  -----------  -----------

                     LINCOLN SNACKS COMPANY
                     -----------------------
                    STATEMENTS OF CASH FLOWS
                   --------------------------
                           (Continued)

                                  Year Ended   Year Ended   Year Ended
                                    June 30,     June 30,     June 30,
                                        2000         1999         1998
                                 -----------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under note
  payable                        $        --  $  (333,333) $  (166,667)
  Borrowings from Brynwood
  note                                    --    5,000,000           --
                                 -----------  -----------  -----------
  Net cash provided by
   (used in) financing
   activities                             --    4,666,667     (166,667)
                                 -----------  -----------  -----------

  Net increase in cash             2,950,123    3,055,156    2,120,043

CASH, beginning of period          6,781,556    3,726,400    1,606,357
                                 -----------  -----------  -----------

CASH, end of period              $ 9,731,679  $ 6,781,556  $ 3,726,400
                                 ===========  ===========  ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                  $   302,236  $    86,353  $    13,010
                                 ===========  ===========  ===========

  Income taxes paid              $    73,550  $    37,174  $   105,672
                                 ===========  ===========  ===========



         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY
                     ----------------------
                  NOTES TO FINANCIAL STATEMENTS
                 ------------------------------


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



(2) Summary of Significant Accounting Policies:
    -------------------------------------------

     Use of estimates-
     -----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Inventories-
     ------------

     Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value).

     Impairment of long-lived assets-
     --------------------------------

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, this statement requires recognition of an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such impairment loss is then based on the fair value of the asset.

     The Company periodically reviews the carrying value of its long lived assets including property, plant, and equipment and intangible and other assets, in order to determine whether an impairment in the value of its long-lived assets may exist. The Company considers relevant cash flow, estimated future operating results, trends, management's strategic plans, competition, and other available information, in assessing whether the carrying value of the assets can be recovered. Except for the long lived assets discussed in
     Note 12, the Company has determined that there has been no further impairment in its long lived assets as of June 30, 2000.

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

     Intangible assets-
     ------------------

     Intangible assets are carried at cost, less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives as follows:

       Excess of purchase price over net assets acquired      10-30 years
       Intellectual property and other                         1-20 years

     The Company believes no impairment of intangible assets exists at June 30, 2000.

     Income taxes-
     -------------

     The Company follows SFAS No. 109, "Accounting for Income Taxes", under which deferred income taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates and regulations. The Company does not believe that it is more likely than not that the Company's deferred tax assets will be utilized and accordingly, a valuation allowance is required.

     Net income per share-
     ---------------------

     The Company follows the provisions of SFAS No. 128. This statement establishes standards for computing and presenting basic and diluted earnings per share.

     Below is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                       June 30,    June 30,     June 30,
                                           2000        1999         1998
                                     ----------  ----------   ----------
  Basic earnings per share
    weighted average number of
    shares outstanding                6,331,790   6,331,790    6,331,790

   Dilutive effect:
       Stock options                      5,798          26       10,014
       Convertible debt               3,649,635          --           --
                                    -----------  -----------  -----------

  Diluted earnings per share
    weighted average number of
    shares outstanding                9,987,223    6,331,816    6,341,804
                                    ===========  ===========  ===========
  Net Income (loss)                 $ 1,072,104  $(1,377,888) $ 1,666,838

  Effect of assumed conversion of
    convertible debt                $   288,000           --           --
                                    -----------  -----------  -----------

  Net income (loss) plus assumed
    conversion of convertible debt  $ 1,360,104  $(1,377,888) $ 1,666,838
                                    ===========  ===========  ===========

  Basic earnings (loss) per share         $ .17        $(.22)       $ .26
                                    ===========  ===========  ===========

  Diluted earnings (loss) per share        $.14        $(.22)       $ .26
                                    ===========  ===========  ===========

     Options to purchase 23,000 shares of common stock were outstanding at June 30, 2000 and included in the computation of diluted earnings per share for the twelve months ended June 30, 2000. Additional options to purchase approximately 735,500 shares of common stock were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. In addition, diluted earnings per share reflect the issuance of 3,649,635 shares upon the assumed conversion of the Brynwood debenture (see Note 5).

     Options to purchase approximately 519,750 shares of common stock were outstanding at June 30, 1999 but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive for the twelve months ended June 30, 1999. In addition, the issuance of 3,649,635 shares upon the assumed conversion of the Brynwood debenture (see Note 5) were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

     Options to purchase 65,329 shares of common stock were outstanding at June 30, 1998 and included in the computation of diluted earnings per share for the twelve months ended June 30, 1998. Additional options and warrants to purchase approximately 812,221 shares of common stock were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

     New Accounting Pronouncements Not Yet Effective
     -----------------------------------------------

     In July 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement, and income statement classification for various types of sales incentives including discounts, coupons, rebates and free products. The Company will adopt this consensus in the second quarter of 2001. While the impact of this consensus on the Company's financial statements is still being evaluated, it is expected to only impact revenue and expense classifications and not change reported net income.

(3)  Balance Sheet Components:
     -------------------------

     The components of certain balance sheet accounts are as follows:

                                              June 30,            June 30,
                                                  2000                1999
                                           -----------         -----------
       Inventories-
       ------------
       Raw and packaging materials         $ 1,686,028         $ 1,828,542
       Finished goods                          836,283             853,892
                                           -----------         -----------
                                           $ 2,522,311         $ 2,682,434
                                           ===========         ===========

       Intangible and other assets-
       ----------------------------

       Excess of purchase price over
        net assets acquired                $ 4,302,631         $ 4,127,631
       Intellectual property and other         170,697             155,851
       Deferred Financing Costs                 50,929                  --
                                           -----------         -----------
                                             4,524,257           4,283,482
       Less:  accumulated amortization      (1,135,522)           (937,123)
                                           -----------         -----------

       Intangible assets, net              $ 3,388,735         $ 3,346,359
                                           ===========         ===========




(4) Income Taxes:
    -------------

    The income tax provisions for the years ended June 30, 2000, 1999 and 1998 consist primarily of state taxes and federal alternative minimum taxes.

    The following represents a reconciliation of the federal statutory income tax rate to the effective income tax rate:

                                       June 30,    June 30,    June 30,
                                           2000        1999        1998
                                     ----------  ----------  ----------
  Statutory federal income
   (benefit) tax rate                   34.0%      (34.0)%      34.0%
  State income and franchise
   taxes, net of federal benefit         2.8         2.1         2.9
  Utilization of loss
   carryforwards, net                  (31.9)         --       (31.1)
  Losses and temporary differences
   not benefited                          --        34.9          --
  Non-deductible meals and
   entertainment                         0.4         0.3         0.4
                                     ----------  ----------  ----------
  Effective income tax rate              5.3%        3.3%        6.2%
                                     ==========  ==========  ==========

    The principal temporary items comprising the net unrecognized deferred income tax asset are as follows:

                                     June 30,     June 30,     June 30,
                                         2000         1999         1998
                                  -----------  -----------  -----------
  Net operating loss
    carryforward                  $   954,000  $ 1,370,000  $ 1,386,000
  Depreciation and amortization      (783,000)    (772,000)    (985,000)
  Accrued expenses not yet
   deductible                         867,000      915,000      660,000
  All other                           505,000      619,000      456,000
                                  -----------  -----------  -----------

  Net deferred tax asset
   unrecognized                     1,543,000    2,132,000    1,517,000
  Less:  valuation reserve          1,543,000   (2,132,000)  (1,517,000)
                                  -----------  -----------  -----------

  Net deferred tax asset
   recognized                     $        --  $        --  $        --
                                  ===========  ===========  ===========


    At June 30, 2000, the Company had a pre-tax net operating loss carryforward ("NOLs") for income tax purposes, subject to Internal Revenue Service review, of approximately $2,385,000 which expire in 2009 through 2019 if not utilized. The above NOLs include those NOLs generated subsequent to deconsolidating from Noel in 1994.

    A valuation allowance has been recorded due to the uncertainty of realizing certain loss carryforwards and other deferred tax assets because of the Company's brief operating history and the annual limitation on the amount of NOLs that can be used following the Brynwood purchase discussed below.

    Under section 382 of the Internal Revenue Code, if the Company undergoes an ownership change, the amount of its pre-change losses that may be utilized to offset future taxable income generally will be subject to an annual limitation. In general, the annual limitation would be based on the fair market value of the Company's outstanding stock immediately before the ownership change and multiplied by the adjusted Federal long-term interest rate in effect for the month in which the ownership change occurs. Any unused portion of the annual limitation would be available in subsequent years.

    On June 8, 1998, the Company underwent an ownership change as a result of the acquisition of Noel's interest in the Company by Brynwood. As a result of the ownership change, utilization of the Company's NOL will be subject to an annual limitation of approximately $650,000.



(5) Stock Options:
    --------------

    In November 1993, the Company adopted the 1993 Stock Option Plan and the Non-Employee Directors' Stock Option Plan. A total of 1,050,000 shares of common stock are reserved for issuance under the 1993 Stock Option Plan, as amended, and 200,000 shares of common stock are reserved for issuance under the Non-Employee Directors' Stock Option Plan. The Company has granted options to purchase 678,500 shares and 80,000 shares, respectively, through June 30, 2000. Under both Plans, the option exercise price equals the stock's market price on date of grant. The 1993 Stock Option Plan options normally vest 20% annually over a five year period. The Non-Employee Director's Stock Option Plan options vest immediately upon grant. All options expire ten years from date of grant. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

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

    Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


                                     June 30,      June 30,       June 30,
                                         2000          1999           1998
                                  -----------   -----------    -----------
  Net income (loss):
   As reported                    $ 1,072,104   $(1,377,888)   $ 1,666,838
   Pro forma                      $   992,801   $(1,492,331)   $ 1,218,607


  Basic net income (loss) per share:
   As reported                           $.17          $(.22)         $.26
   Pro forma                                            $.16         $(.24)          $.19


  Diluted net income (loss) per share:
   As reported                           $.14          $(.22)         $.26
   Pro forma                             $.13          $(.24)         $.19



  Because the SFAS No. 123 method of accounting is not applicable to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be experienced in future years.

  A summary of the status of the Company's two stock option plans at June 30, 2000, 1999 and 1998 and changes during the years then ended is presented in the table and narrative below:


                                   June 30,            June 30,            June 30,
                                       2000                1999                1998
                         ------------------  ------------------  ------------------
                                  Wtd. Avg.           Wtd. Avg.           Wtd. Avg.
                          Shares  Ex. Price   Shares  Ex. Price   Shares  Ex. Price
                         -------  ---------  -------  ---------  -------  ---------
Outstanding at
  beginning of year      503,861      $1.62  557,059      $3.16  822,550     $2.73
Granted                  332,500       1.66  379,000       1.64  116,800      1.81
Cancelled                     --         -- (431,309)      3.63 (380,200)     1.81
Forfeited                (77,861)      1.55     (889)      1.50   (2,091)     1.54
Expired                       --         --       --         --       --        --
                         -------  ---------  -------  ---------  -------  ---------
Outstanding at
  end of year            758,500      $1.64  503,861      $1.62  557,059     $3.16
                         =======  =========  =======  =========  =======  =========
Exercisable at
  end of year            192,800             170,746            181,217
                         =======             =======            =======
Weighted average
  fair value of
  options granted                     $1.60               $1.18              $1.37
                                  =========           =========           =========


     The following table summarizes information about stock options outstanding at June 30, 2000:

                                    Options Outstanding      Options Exercisable
                  -------------------------------------  -----------------------
                       Number       Weighted                   Number
                  Outstanding        Average   Weighted   Exercisable   Weighted
       Range of            At      Remaining    Average            At    Average
       Exercise      June 30,    Contractual   Exercise      June 30,   Exercise
         Prices          2000   Life (Years)      Price          2000      Price
  -------------   -----------   ------------   --------   -----------   --------
  $1.03 - $2.12       758,500           8.71      $1.64       192,800      $1.60



    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: risk-free interest rates of 6.56%, 4.87% and 6.25%, no expected dividend yields, expected lives of ten years and expected volatility of 115%, 57% and 61%.



(6) Debt Facilities:
    ----------------

    In April 2000, the Company entered into a three year revolving credit facility ("credit facility") which provides for up to $4 million in revolver borrowings. Borrowings under the revolver are limited to a percentage of eligible receivables and inventory. The credit facility bears interest at prime and has a commitment fee of 0.25% on the unused portion of the facility. The credit facility is collateralized by substantially all of the Company's assets. There were no amounts outstanding under the revolving credit facility at June 30, 2000.



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



(8) Commitments:
    ------------

    In the normal course of business, Lincoln enters into purchase commitments with certain of its raw material suppliers generally for periods up to one year. Amounts to be purchased under these arrangements are not anticipated to exceed raw material requirements for the period to which the commitments apply. The total remaining amount of inventory to be purchased under these commitments as of June 30, 2000 is approximately $5 million. These purchase commitments expire primarily through June 30, 2001.



(9) Acquisition:
    ------------

    In 1998, the Company acquired certain assets of Iroquois Popcorn Company ("Iroquois"), a private label manufacturer of caramelized popcorn, for approximately $1,300,000, of which $800,000 was paid in cash and $500,000 in a non-interest bearing note. Additionally there are two contingent payments of $175,000 to be paid on December 31, 1999 and December 31, 2000. The payments are to be paid if the Company maintains 70% of the sales volume to Iroquois' largest customer during each twelve month period respectively. The Company paid the first contingent payment of $175,000 in December 1999. The payment was accounted for as an addition to the excess of purchase price over net assets acquired and is being amortized over the remaining life of the asset (originally 10 years).

    The acquisition was accounted for as a purchase with the assets acquired recorded at their fair values at the date of acquisition. The excess of purchase price over net assets acquired is being amortized over a period of 10 years. The purchase price has been allocated as follows:

         Accounts receivable             $   477,000
         Inventory                           223,000
         Excess of purchase price over
           net assets acquired               775,000
                                         -----------
                                         $ 1,475,000
                                         ===========


    The following is unaudited pro forma information as if the Company's acquisition of Iroquois had occurred at the beginning of fiscal 1998. The incremental revenue reflected below consists primarily of sales to one customer. These results may not be indicative of what the actual results would have been or may be in the future.

                                               1998
                                          ---------------

            Net sales                       $27,859,707
            Net income                      $ 2,594,054
            Net income per share                  $0.41



(10) Deferred Gain:
     --------------

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



(11) Leases:
     -------

     At June 30, 2000, the Company's minimum future rental payments on a fiscal year basis under non-cancelable operating leases are as follows:

          2001                    $   333,000
          2002                        325,000
          2003                        348,000
          2004                        346,000
          2005 and thereafter         853,000

  Rent expense for operating leases amounted to approximately $317,000, for the years ended June 30, 2000 and 1999, and $310,000 for the year ended June 30, 1998.



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

     As a result, all of the goodwill related to the nut division ($367,800) was written off. Similarly, manufacturing equipment (book value of $272,659) was written down to the estimated net realizable value. The write-downs of goodwill and manufacturing equipment comprise the "Nut Division Write-Down" of $590,459 in the fiscal 1999 statement of operations. The Company sold the equipment during fiscal 2000 with no additional charges with respect to the discontinuance of the nut division operations.

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




(14) Related Party Transactions:
     ---------------------------

     During the year ended June 30, 1999, the Company received proceeds from a $5 million convertible debenture from Brynwood, the Company's majority stockholder. During the year ended June 30, 2000, the Company paid interest of $302,236 relating to the convertible debenture from Brynwood. Two of the Company's directors are general partners of the general partner of Brynwood; a third director of the Company is a principal of Brynwood.

     During the year ended June 30, 1998, the Company paid legal fees of approximately $38,000 to a law firm of which one of its partners was a director of Noel.




(15) Employee Benefit Plans:
     -----------------------

     The Company sponsors a defined contribution savings plan (401(k)). Participation in the plan is available to substantially all salaried and hourly employees. Company contributions to the plan are based on a percentage (2%) of employee contributions. During the years ended June 30, 2000, 1999 and 1998, Company contributions to the plan totaled $47,000, $48,000, and $52,000, respectively.


(16) Sales Data:
     -----------

     Export sales-
     -------------

     During the years ended June 30, 2000, 1999 and 1998, export sales were approximately $960,000, $1,414,000 and $1,520,000, respectively.

     Significant customer-
     ---------------------

     For the years ended June 30, 2000, 1999 and 1998, one customer represented 40%, 33% and 12% of net sales, respectively. For the year ended June 30, 1999, another customer represented 10% of net sales. For the year ended June 30, 1998, Planters (see Note 17) represented approximately 9% of net sales.



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

    The Amendment required Planters to compensate the Company for contract minimums for the six month period ended December 31, 1997.

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

(18)        Valuation and Qualifying Accounts:
    ----------------------------------


                             Balance at  Charged to                 Balance
                              Beginning   Costs and                  at end
  Description                 of Period    Expenses  Deductions   of Period
  ------------               ----------  ----------  ----------  ----------

  Year ended June 30, 1998:
     Allowances for doubtful
      accounts and cash
      discounts                $237,778   $315,526   $(230,795)   $322,509
     Inventory reserves         284,665    168,852     (91,019)    362,498

  Year ended June 30, 1999:
     Allowances for doubtful
      accounts and cash
      discounts                $322,509   $316,806   $(254,440)   $384,875
     Inventory reserves         362,498    151,742    (261,346)    252,894

  Year ended June 30, 2000:
     Allowances for doubtful
      accounts and cash
      discounts                $384,875   $365,257   $(353,806)   $396,326
     Inventory reserves         252,894     13,000     (49,545)    216,349


                        INDEX OF EXHIBITS

       Exhibit Title                                         Exhibit No.
       -------------                                         -----------

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

       (C)  Credit Agreement dated as of April 27, 2000 between
            Lincoln Snacks Company and The Bank of New York        4(C)

(9)    Voting Trust Agreement; Not Applicable

(10)   Material Contracts

       Brynwood Note (Incorporated by reference to the Company's
       current report on Form 8-K filed on April 4, 1999)          *

(11) Statement of computation of per share earnings: Not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein

(12)   Statement re: computation of ratios; Not applicable

(13) Annual report to security holders, Form 10-Q or quarterly report to security holders; Not applicable

(16)   Letter re: change in certifying accountant; Not Applicable

(18)   Letter re: change in accounting principles; Not Applicable

(21)   Subsidiaries of Registrant; Not Applicable

(22) Published report regarding matters submitted to vote of security holders; Not Applicable

(23)   Consents of Experts and Counsel

       (A)  Consent of Arthur Andersen LLP                    23A

(24)   Power of Attorney;  Not Applicable

(27)   Financial Data Schedule                                27

(99)   Additional Exhibits; Not Applicable