Form 10-Q
period 2000-09-29
LINCOLN SNACKS CO
filed 2000-11-09
CIK 914642

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                     ----------------------

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 29, 2000

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

              4 High Ridge Park, Stamford, Ct 06905
      (Former name, former address and former fiscal year,
                  if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes    X     No

The number of shares of the issuer's Common Stock, $.01 par value, outstanding on October 30, 2000 was 6,331,790 shares.

                     LINCOLN SNACKS COMPANY
                       INDEX TO FORM 10-Q

                                                           PAGE
                                                          -----

Part I.   FINANCIAL INFORMATION
          ----------------------

Item 1.   Financial Statements

          Balance Sheets as of September 29, 2000
          and June 30, 2000                                   3-4

          Statements of Operations for the
          three months ended September 29, 2000
          and September 30, 1999                                5

          Statements of Changes in Stockholders'
          Equity for the three months ended
          September 29, 2000 and September 30, 1999             6

          Statements of Cash Flows for the
          three months ended September 29, 2000
          and September 30, 1999                                7

          Notes to Financial Statements                      8-10

Item 2.   Management's Discussion and Analysis
          Of Financial Condition and Results of
          Operations                                        11-13

Item 3.   Quantitative and Qualitative Disclosure
          About Market Risk                                    13


Part II.  OTHER INFORMATION
          ------------------

Item 1-4. OTHER INFORMATION                                    14

Item 5.   OTHER INFORMATION                                    14

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                     14

Signatures                                                     15

                     LINCOLN SNACKS COMPANY

                         BALANCE SHEETS

                             ASSETS

           AS OF SEPTEMBER 29, 2000 AND JUNE 30, 2000

                                          September 29,       June 30,
                                                   2000           2000
                                          -------------   ------------
           ASSETS                                  (Unaudited)

CURRENT ASSETS:
  Cash                                     $  8,344,457   $  9,731,679
  Accounts receivable (net of allowance
  for doubtful accounts and cash discounts
  of $433,538 and $396,326 respectively)      3,523,676      1,527,740
  Inventories                                 3,379,759      2,522,311
  Prepaid and other current assets               76,203            946
                                           ------------   ------------

Total current assets                         15,324,095     13,782,676


PROPERTY, PLANT AND EQUIPMENT:

  Land                                          370,000        370,000
  Building and leasehold improvements         1,792,352      1,792,352
  Machinery and equipment                     4,856,937      4,856,937
  Construction in process                       714,577        507,848
                                           ------------   ------------
                                              7,733,866      7,527,137

  Less: accumulated depreciation
   and amortization                          (3,964,469)    (3,797,491)
                                           ------------   ------------
                                              3,769,397      3,729,646


INTANGIBLE AND OTHER ASSETS,
net of accumulated amortization of
$1,191,338 and $1,135,522                     3,322,432      3,388,735
                                           ------------   ------------

TOTAL ASSETS                               $ 22,415,924   $ 20,901,057
                                           ============   ============

         The accompanying notes to financial statements are an integral part of these balance sheets.

                     LINCOLN SNACKS COMPANY

                         BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY

           AS OF SEPTEMBER 29, 2000 AND JUNE 30, 2000

                                          September 29,       June 30,
                                                   2000           2000
                                          -------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY       (Unaudited)

CURRENT LIABILITIES:
  Accounts payable                         $  1,239,835   $    770,851
  Accrued expenses                            1,603,887      1,741,319
  Accrued trade promotions                    2,418,429      1,988,394
  Deferred gain-short term                       13,434         13,434
                                           ------------   ------------

Total current liabilities                     5,275,585      4,513,998

LONG TERM DEBT                                5,000,000      5,000,000
Deferred Gain                                    73,788         77,019
                                           ------------   ------------

TOTAL LIABILITIES                            10,349,373      9,591,017
                                           ------------   ------------
COMMITMENTS

STOCKHOLDERS' EQUITY:

  Common stock, $0.01 par value,
   20,000,000 shares authorized,
   6,450,090 shares issued at
   September 29, 2000 and June 30, 2000          64,501         64,501
  Special stock, $0.01 par value, 300,000
   shares authorized, none outstanding               --             --
  Additional paid-in capital                 18,010,637     18,010,637
  Accumulated deficit                       ( 5,982,561)   ( 6,739,072)
  Less: cost of common stock in
   treasury 118,300 shares                      (26,026)       (26,026)
                                           ------------   ------------

TOTAL STOCKHOLDERS' EQUITY                   12,066,551     11,310,040
                                           ------------   ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       $ 22,415,924   $ 20,901,057
                                           ============   ============

         The accompanying notes to financial statements are an integral part of these balance sheets.

                     LINCOLN SNACKS COMPANY

                    STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2000 AND SEPTEMBER 30, 1999


                                               2000           1999
                                           ------------   ------------
                                           (Unaudited)     (Unaudited)
NET SALES                                  $  9,187,121   $  8,169,147

COST OF SALES                                 5,106,248      5,077,332
                                           ------------   ------------

  Gross profit                                4,080,873      3,091,815

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                       3,353,165      2,947,161
                                           ------------   ------------

  Income from operations                        727,708        144,654



INTEREST INCOME, NET                             60,803          2,908
                                           ------------   ------------

  Income before provision
   for income taxes                             788,511        147,562

PROVISION FOR INCOME TAXES                       32,000         10,000
                                           ------------   ------------

  Net income                               $    756,511   $    137,562
                                           ============   ============

BASIC NET INCOME PER SHARE                 $       0.12   $       0.02
                                           ============   ============
DILUTED NET INCOME PER SHARE               $       0.08   $       0.02
                                           ============   ============

Weighted Average Number of
Shares Outstanding

  Basic                                       6,331,790      6,331,790
                                           ============   ============
  Diluted                                    10,097,742      9,998,820
                                           ============   ============

         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY

          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2000 AND SEPTEMBER 30, 1999


                           (UNAUDITED)

                  Common    Special      Paid In   Accumulated     Treasury
                   Stock      Stock      Capital       Deficit        Stock
                 -------    -------  -----------  ------------     --------
June 30, 1999    $64,501         --  $18,010,637   ($ 7,811,176)   ($26,026)

Net income            --         --           --        137,562          --
                 -------    -------  -----------   ------------    --------

September 30,
1999             $64,501    $    --  $18,010,637   ($ 7,673,614)   ($26,026)
                 =======    =======  ===========   ============    ========

June 30, 2000    $64,501         --  $18,010,637   ($ 6,739,072)   ($26,026)

Net income            --         --           --        756,511          --
                 -------    -------  -----------   ------------    --------

September 29,
2000             $64,501    $    --  $18,010,637   ($ 5,982,561)   ($26,026)
                 =======    =======  ===========   ============    ========






         The accompanying notes to financial statements are an integral part of these statements.

                     LINCOLN SNACKS COMPANY

                    STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2000 AND SEPTEMBER 30, 1999


                                               2000           1999
                                           ------------   ------------
                                           (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $    756,511   $    137,562
  Adjustments to reconcile net income
  to cash provided by operating activities:
    Depreciation and amortization               222,794        201,233
    Allowance for doubtful accounts and
     cash discounts                              37,213         41,483

  Changes in Assets and Liabilities:
    Increase in accounts receivable          (2,033,149)    (1,202,241)
    Increase in inventories                    (857,448)      (156,395)
    Increase in prepaid and other
     current assets                             (64,770)       (46,970)
    Increase in accounts payable
     and accrued expenses                       758,356        888,662
                                            -----------    -----------
  Net cash used in operating activities      (1,180,493)      (136,666)
                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                       (206,729)      (103,130)
                                            -----------    -----------
  Net cash used in investing activities        (206,729)      (103,130)
                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES                ---            ---
                                            -----------    -----------

  Net increase (decrease) in cash            (1,387,222)      (239,796)

CASH, beginning of period                     9,731,679      6,781,556
                                            -----------    -----------
CASH, end of period                         $ 8,344,457    $ 6,541,760
                                            ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                             $       ---    $    76,185
                                            ===========    ===========
  Income taxes paid                         $     3,500    $    10,680
                                            ===========    ===========

                     LINCOLN SNACKS COMPANY

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 29, 2000
                           (Unaudited)

(1)  The Company:
     ------------

     Lincoln Snacks Company ("Lincoln" or the "Company") is a Delaware corporation and is a majority-owned subsidiary of Brynwood Partners III L.P. ("Brynwood"). Lincoln is engaged in the manufacture and marketing of caramelized pre-popped popcorn and glazed popcorn/nut mixes. Sales of the Company's products are subject to seasonal trends with a significant portion of sales occurring in the last four months of the calendar year.

(2)  Basis of Presentation:
     -----------------------

     The balance sheet as of September 29, 2000, and the related statements of operations, changes in stockholders' equity and cash flows for the three ended September 29, 2000 and September 30, 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at and for periods ended September 29, 2000 and September 30, 1999 have been made. During the interim periods presented, the accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods and described in the Company's Annual Report on Form 10-K for the twelve months ended June 30, 2000 filed with the Securities and Exchange Commission on September 22, 2000 (the "Annual Report").

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements included in the Annual Report. The results of operations for the three months ended September 29, 2000 and September 30, 1999 are not necessarily indicative of the operating results for the full year.

(3)  Net income per share:
     ----------------------

     The Company follows the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). This statement establishes standards for computing and presenting basic and diluted earnings per share.

     Below is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                              September 29,   September 30,
                                                       2000            1999
                                              -------------   -------------
    Basic earnings per share weighted
      average number of shares outstanding        6,331,790       6,331,790

    Dilutive effect:
      Stock options                                 116,317          17,395
      Convertible debt                            3,649,635       3,649,635
                                                -----------     -----------

    Diluted earnings per share weighted
      average number of shares outstanding       10,097,742       9,998,820
                                                ===========     ===========

    Net income                                  $   756,511     $   137,562

    Effect of assumed conversion
      of convertible debt                            72,000          72,000
                                                -----------     -----------

    Net income plus assumed
      conversion of convertible debt            $   828,511     $   209,562
                                                ===========     ===========
    Basic earnings per share                           $.12            $.02
                                                ===========     ===========
    Diluted earnings per share                         $.08            $.02
                                                ===========     ===========


    Options to purchase 743,500 shares of common stock were outstanding at September 29, 2000 and included in the computation of diluted earnings per share for the three months ended September 29, 2000. Additional options to purchase approximately 112,000 shares of common stock were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. In addition, diluted earnings per share reflect the issuance of 3,649,635 shares upon the assumed conversion of the Brynwood debenture (see Note 5).

    Options to purchase approximately 231,861 shares of common stock were outstanding at September 30, 1999 and included in the computation of diluted earnings per share for the three months ended September 30, 1999. Additional options to purchase 471,500 shares of common stock were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. In addition, diluted earnings per share reflect the issuance of 3,649,635 shares upon the assumed conversion of the Brynwood debenture (see Note 5).

(4) Debt Facility:
    --------------

    In April 2000, the Company entered into a three year revolving credit facility ("credit facility") which provides for up to $4 million in revolver borrowings. Borrowings under the revolver are limited to a percentage of eligible receivables and inventory. The credit facility bears interest at prime and has a commitment fee of 0.25% on the unused portion of the facility. The credit facility is collateralized by substantially all of the Company's assets. There were no amounts outstanding under the credit facility at September 29, 2000.

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

(6) Inventory:
    ----------

    Inventory consists of the following:

                                             September 29,      June 30,
                                                      2000          2000
                                             -------------   -----------
     Raw materials and supplies              $   1,495,681   $ 1,686,028
     Finished Goods                              1,884,078       836,283
                                             -------------   -----------
                                             $   3,379,759   $ 2,522,311
                                             =============   ===========

(7)  Acquisition:
     ------------

     In 1998, the Company acquired certain assets of Iroquois Popcorn Company ("Iroquois"), a private label manufacturer of caramelized popcorn, for approximately $1,300,000, of which $800,000 was paid in cash and $500,000 in a non-interest bearing note. Additionally the agreement with Iroquois provided for two contingent payments of $175,000 to be paid on December 31, 1999 and December 31, 2000. The payments are to be paid if the Company maintains 70% of the sales volume to Iroquois' largest customer during each twelve month period respectively. The Company paid the first contingent payment of $175,000 in December 1999. The payment was accounted for as an addition to the excess of purchase price over net assets acquired and is being amortized over the remaining life of the asset (originally 10 years).

ITEM 2.  -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------      RESULTS OF OPERATIONS (UNAUDITED)
             ---------------------------------------------------------------

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

Three months ended September 29, 2000 versus September 30, 1999
----------------------------------------------------------------

     Overall net sales increased 12% or $1.02 million to $9.19 million for the three months ended September 29, 2000 versus $8.17 million in the corresponding period of 1999. Branded sales increased to 87% of net sales versus 76% a year ago.

     Gross profit increased $.99 million to $4.08 million for the three months ended September 29, 2000 versus $3.09 million in the corresponding period of 1999. The improvement in gross profit is due to an increase in overall net sales.

     Selling, general and administrative expenses increased 14% or $0.40 million to $3.35 million for the three months ended September 29, 2000 versus $2.95 million for the same period in 1999. The increase is primarily due to variable selling costs associated with increases in branded sales, increases in consumer marketing programs and slotting fees for new distribution of branded products.

     Interest income, net increased to $.06 million for the three months ended September 29, 2000 due to higher cash balances and higher interest rates.

     Provision for income taxes represents estimated taxes due after giving effect to the utilization of the Company's NOL carryforwards.

     The quarter net income of $.76 million versus $.14 million in the same period in 1999 represents an increase in earnings of $.62 million. The improvement in earnings is attributable to increases in branded sales which were partially offset by higher marketing costs.

Liquidity and Capital Resources
--------------------------------

     As of September 29, 2000, the Company had working capital of $10.05 million compared to a working capital of $9.27 million at June 30, 2000 (the Company's fiscal year end), an increase in working capital of $.78 million. The increase in working capital is primarily attributable to the Company's net income of $.76 million.

     On April 1, 1999, the Company executed and delivered a Convertible Subordinated Debenture in favor of Brynwood Partners III L.P. in the principal amount of $5,000,000. The Debenture bears interest at the rate of 6% per annum, matures on December 31, 2001 and is convertible, at the option of Brynwood, into shares of Common Stock of the Company at any time after a Convertability Event (as defined in the Debenture). The note is convertible at $1.37 per share into shares of common stock.

     The Company currently meets its short-term liquidity needs from its cash on hand. The Company also has a revolving credit facility which is secured by a first priority, perfected security interest in substantially all of the Company's existed and after-acquired assets. There were no amounts outstanding under the revolving credit facility as of September 29, 2000.

     Management continues to focus on increasing product distribution and continues to review all operating costs with the objective of increasing profitability and ensuring future liquidity. However, there can be no assurance that any of these objectives will be achieved in future periods.

     The Company's short-term liquidity is affected by seasonal increases in inventory and accounts receivable levels, and seasonality of sales. Inventory and accounts receivable levels increase substantially during the latter part of the third calendar quarter and during the remainder of the calendar year.

     The Company has approximately $2.4 million in NOL carryforwards. A valuation allowance has been recorded due to the uncertainty of realizing certain loss carryforwards and other deferred tax assets because of the Company's brief operating history and limitations on the ability to use the carryforwards resulting from Brynwood's purchase in 1998.

     The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:


                                               Three Months Ended
                                         --------------------------------
                                          September 29,    September 30,
                                                   2000             1999
                                          -------------    -------------
                                                 (in thousands)


Net cash used in operating activities        $(1,180)         $ (137)

Net cash used in investing activities        $(  207)           (103)

Net cash used in financing activities            ---             ---



     Net cash used by operating activities increased $1.04 million to cash used of $1.18 million during the three months ended September 29, 2000 compared to a use of $.14 million in 1999. The increase in cash used by operating activities is primarily due to the timing of accounts receivable and inventory increases partially offset by the increase in net income of $.62 million.

     Net cash used in investing activities increased $.11 million to $.21 million for the three months ended September 29, 2000 compared to the same period in 1999. Net cash used in investing activities for both periods represents capital expenditures.

     There was no net cash used in financing activities for the three months ended September 29, 2000 and September 30, 1999.

New Accounting Pronouncements Not Yet Effective
------------------------------------------------

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

Forward Looking Statement
--------------------------

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



ITEM 3.  -    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------       ----------------------------------------------------------

Not Applicable.

PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings                                 Not Applicable
          -----------------
Item 2.   Changes in Securities and Use of Proceeds         Not Applicable
          -----------------------------------------
Item 3.   Defaults Upon Senior Securities                   Not Applicable
          -------------------------------
Item 4.   Submission of Matters
          to a Vote of Security Holders                     Not Applicable
          ------------------------------
Item 5.   Other Information                                 Not Applicable
          -----------------
Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          a   Exhibits

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



November 9, 2000        Lincoln Snacks Company
                        (Registrant)



                        By:   /s/Hendrik J. Hartong III
                              -------------------------------------
                        Name: Hendrik J. Hartong III
                        Title:President and Chief Executive Officer
                              (Principal Executive Officer)



                        By:   /s/Joanne W. Prier
                              ------------------------------------
                        Name: Joanne W. Prier
                        Title:Vice President and Chief Financial
                              Officer, Secretary and Treasurer
                              (Principal Financial Officer and
                              Principal Accounting Officer)