Form 10-Q
period 2000-12-31
LINCOLN SNACKS CO
filed 2001-02-08
CIK 914642

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                             ----------------------


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended December 31, 2000


                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the transition period from         to
                                               -------   -------

                         Commission file number 0-23048


                             LINCOLN SNACKS COMPANY
             (exact name of registrant as specified in its charter)


               Delaware                               47-0758569
      (State or other jurisdiction         (IRS Employer Identification No.)
    of incorporation or organization)

30 Buxton Farm Road, Stamford, Connecticut               06905
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

The number of shares of the issuer's Common Stock, $.01 par value, outstanding on February 6, 2001 was 6,331,790 shares.

                             LINCOLN SNACKS COMPANY
                               INDEX TO FORM 10-Q

                                                                          PAGE
                                                                          ----

Part I.   FINANCIAL INFORMATION
          ---------------------

Item 1.   FINANCIAL STATEMENTS

          Balance Sheets as of December 31, 2000
          and June 30, 2000                                               3-4

          Statements of Operations for the
          three months ended December 31, 2000
          and December 31, 1999                                             5

          Statements of Operations for the
          six months ended December 31, 2000
          and December 31, 1999                                             6

          Statements of Changes in Stockholders'
          Equity for the six months ended
          December 31, 2000 and December 31, 1999                           7

          Statements of Cash Flows for the
          six months ended December 31, 2000
          and December 31, 1999                                             8

          Notes to Financial Statements                                  9-12

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                                    13-15

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE
          ABOUT MARKET RISK                                                15


Part II.  OTHER INFORMATION
          -----------------

Item 1.   LEGAL PROCEEDINGS                                                16

Item 2.   CHANGES IN SECURITIES                                            16

Item 3.   DEFAULTS UPON SENIOR SECURITIES                                  16

Item 4.   SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY HOLDERS                                            16

Item 5.   OTHER INFORMATION                                                16

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 16


SIGNATURES                                                                 17

                             LINCOLN SNACKS COMPANY

                                 BALANCE SHEETS

                                     ASSETS

                    AS OF DECEMBER 31, 2000 AND JUNE 30, 2000



                                                 December 31,        June 30,
                                                     2000              2000
                                                 ------------      ------------
           ASSETS                                 (Unaudited)

CURRENT ASSETS:

  Cash .....................................     $ 10,578,803      $  9,731,679
  Accounts receivable (net of allowance
  for doubtful accounts and cash discounts
  of $433,843 and $396,326, respectively) ..        3,938,342         1,527,740
  Inventories ..............................        1,732,839         2,522,311
  Prepaid and other current assets .........           58,200               946
                                                 ------------      ------------

Total current assets .......................       16,308,184        13,782,676


PROPERTY, PLANT AND EQUIPMENT:

  Land .....................................          370,000           370,000
  Building and leasehold improvements ......        1,792,352         1,792,352
  Machinery and equipment ..................        4,856,937         4,856,937
  Construction in process ..................          942,603           507,848
                                                 ------------      ------------

                                                    7,961,892         7,527,137

  Less: accumulated depreciation
   and amortization ........................       (4,134,815)       (3,797,491)
                                                 ------------      ------------

                                                    3,827,077         3,729,646


INTANGIBLE AND OTHER ASSETS,
(net of accumulated amortization of
$1,247,154 and $1,135,522, respectively) ...        3,441,616         3,388,735
                                                 ------------      ------------


TOTAL ASSETS ...............................     $ 23,576,877      $ 20,901,057
                                                 ============      ============


                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                             LINCOLN SNACKS COMPANY

                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                    AS OF DECEMBER 31, 2000 AND JUNE 30, 2000



                                                 December 31,        June 30,
                                                     2000              2000
                                                 ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY             (Unaudited)

CURRENT LIABILITIES:

  Accounts payable .........................     $    706,216      $    770,851
  Accrued expenses .........................        1,843,275         1,741,319
  Accrued trade promotions .................        2,679,067         1,988,394
  Deferred gain-short term .................           13,434            13,434
  Short Term Debt ..........................        5,000,000              --
                                                 ------------      ------------


Total current liabilities ..................       10,241,992         4,513,998

LONG TERM DEBT .............................             --           5,000,000
Deferred Gain ..............................           70,558            77,019
                                                 ------------      ------------


TOTAL LIABILITIES ..........................       10,312,550         9,591,017
                                                 ------------      ------------

COMMITMENTS

STOCKHOLDERS' EQUITY:

  Common stock, $0.01 par value,
   20,000,000 shares authorized,
   6,450,090 shares issued at
   December 31, 2000 and June 30, 2000 .....           64,501            64,501
  Special stock, $0.01 par value, 300,000
   shares authorized, none outstanding .....             --                --
  Additional paid-in capital ...............       18,010,637        18,010,637
  Accumulated deficit ......................       (4,784,785)       (6,739,072)
  Less: cost of common stock in
   treasury 118,300 shares .................          (26,026)          (26,026)
                                                 ------------      ------------

TOTAL STOCKHOLDERS' EQUITY .................       13,264,327        11,310,040
                                                 ------------      ------------


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY .......................     $ 23,576,877      $ 20,901,057
                                                 ============      ============


                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                             LINCOLN SNACKS COMPANY

                            STATEMENTS OF OPERATIONS

       FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999


                                                   2000                 1999
                                                -----------         -----------
                                                (Unaudited)         (Unaudited)

NET SALES .............................         $12,171,898         $ 8,958,884

COST OF SALES .........................           6,505,158           5,378,967
                                                -----------         -----------


  Gross profit ........................           5,666,740           3,579,917

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES ...............           4,436,897           3,025,300
                                                -----------         -----------

  Income from operations ..............           1,229,843             554,617


Interest income, net ..................              68,933              15,129
Other expenses ........................                --               (17,622)
                                                -----------         -----------


  Income before provision
   for income taxes ...................           1,298,776             552,124

PROVISION FOR INCOME TAXES ............             101,000              10,000
                                                -----------         -----------


  Net income ..........................         $ 1,197,776         $   542,124
                                                ===========         ===========


BASIC NET INCOME PER SHARE ............         $      0.19         $      0.09
                                                ===========         ===========

DILUTED NET INCOME PER SHARE ..........         $      0.13         $      0.06
                                                ===========         ===========


Weighted Average Number of
Shares Outstanding

  Basic ...............................           6,331,790           6,331,790
                                                ===========         ===========

  Diluted .............................          10,089,237           9,982,963
                                                ===========         ===========



                  Theaccompanying notes to financial statements
                    are an integral part of these statements.

                             LINCOLN SNACKS COMPANY

                            STATEMENTS OF OPERATIONS

        FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999


                                                   2000                1999
                                               ------------        ------------
                                                (Unaudited)         (Unaudited)

NET SALES .............................        $ 21,359,018        $ 17,128,030

COST OF SALES .........................          11,611,401          10,456,294
                                               ------------        ------------

  Gross profit ........................           9,747,617           6,671,736

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES ...............           7,790,063           5,972,459
                                               ------------        ------------

  Income from operations ..............           1,957,554             699,277


Interest income, net ..................             129,733              18,031
Other expenses ........................                --               (17,622)
                                               ------------        ------------


  Income before provision
   for income taxes ...................           2,087,287             699,686

PROVISION FOR INCOME TAXES ............             133,000              20,000
                                               ------------        ------------


  Net income ..........................        $  1,954,287        $    679,686
                                               ============        ============


BASIC NET INCOME PER SHARE ............        $       0.31        $       0.11
                                               ============        ============

DILUTED NET INCOME PER SHARE ..........        $       0.21        $       0.08
                                               ============        ============


Weighted Average Number of
Shares Outstanding

  Basic ...............................           6,331,790           6,331,790
                                               ============        ============

  Diluted .............................          10,093,490           9,990,892
                                               ============        ============



                  Theaccompanying notes to financial statements
                    are an integral part of these statements.


                             LINCOLN SNACKS COMPANY

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

        FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

                                   (UNAUDITED)

                              Common        Special        Paid In       Accumulated       Treasury
                               Stock         Stock         Capital         Deficit           Stock
                            -----------     --------     -----------     -----------      -----------

June 30, 1999 .........     $    64,501     $   --       $18,010,637     $(7,811,176)     $   (26,026)


Net income ............            --           --              --           679,686             --

                            -----------     --------     -----------     -----------      -----------

December 31,
1999 ..................     $    64,501     $   --       $18,010,637     $(7,131,490)     $   (26,026)
                            ===========     ========     ===========     ===========      ===========



June 30, 2000..........     $    64,501         --       $18,010,637     $(6,739,072)     $   (26,026)

Net income ............            --           --              --         1,954,287             --

                            -----------     --------     -----------     -----------      -----------

December 31,
2000 ..................     $    64,501     $   --       $18,010,637     $(4,784,785)     $   (26,026)
                            ===========     ========     ===========     ===========      ===========







                  The accompanying notes to financial statements
                    are an integral part of these statements.

                             LINCOLN SNACKS COMPANY

                            STATEMENTS OF CASH FLOWS

        FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

                                                          2000              1999
                                                      ------------      ------------
                                                      (Unaudited)       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income ....................................     $  1,954,287      $    679,686
  Adjustments to reconcile net income
  to cash provided by operating activities:
    Depreciation and amortization ...............          448,956           402,467
    Allowance for doubtful accounts and
     cash discounts, net ........................           37,517            28,095

  Changes in Assets and Liabilities:
   (Increase) decrease in accounts
         receivable .............................       (2,448,119)        1,321,130
   Decrease in inventories ......................          789,472           351,089
   (Increase) in prepaid and
         other current assets ...................          (46,767)          (29,250)
    Increase in accounts
      payable and accrued expenses ..............          721,533           140,965
                                                      ------------      ------------

  Net cash provided by
   operating activities .........................        1,456,879         2,894,182
                                                      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition payment .........................         (175,000)         (175,000)
    Capital expenditures ........................         (434,755)         (199,338)
                                                      ------------      ------------

  Net cash used in investing activities .........         (609,755)         (374,338)
                                                      ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES ............             --                --
                                                      ------------      ------------

  Net increase in cash ..........................          847,124         2,519,844



CASH, beginning of period .......................        9,731,679         6,781,556
                                                      ------------      ------------

CASH, end of period .............................     $ 10,578,803      $  9,301,400
                                                      ============      ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid .................................     $    151,535      $    152,370
                                                      ============      ============

  Income taxes paid .............................     $     36,460      $     20,630
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

                             LINCOLN SNACKS COMPANY
                             ----------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                DECEMBER 31, 2000
                                -----------------
                                   (Unaudited)

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

(2)  Basis of Presentation:
     ----------------------

     The balance sheet as of December 31, 2000, and the related statements of operations, changes in stockholders' equity and cash flows for the three and six months ended December 31, 2000 and December 31, 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at and for periods ended December 31, 2000 and December 31, 1999 have been made. During the interim periods presented, the accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods and described in the Company's Annual Report on Form 10-K for the twelve months ended June 30, 2000 filed with the Securities and Exchange Commission on September 22, 2000 (the "Annual Report").

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements included in the Annual Report. The results of operations for the three and six months ended December 31, 2000 and December 31, 1999 are not necessarily indicative of the operating results for the full year.

(3)  Net income per share:
     ---------------------

     The Company follows the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). This statement establishes standards for computing and presenting basic and diluted earnings per share.

     Below is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                        Three Months Ended
                                                   -----------------------------
                                                   December 31,     December 31,
                                                       2000             1999
                                                   -----------       -----------
Basic earnings per share weighted
  average number of shares outstanding .....         6,331,790         6,331,790

Dilutive effect:
  Stock options ............................           107,812             1,538
  Convertible debt .........................         3,649,635         3,649,635
                                                   -----------       -----------

Diluted earnings per share weighted
  average number of shares outstanding .....        10,089,237         9,982,963
                                                   ===========       ===========

Net income .................................       $ 1,197,776       $   542,124

Effect of assumed conversion
  of convertible debt ......................            72,000            72,000
                                                   -----------       -----------

Net income plus assumed
  conversion of convertible debt ...........       $ 1,269,776       $   614,124
                                                   ===========       ===========

Basic earnings per share ...................       $      0.19       $      0.09
                                                   ===========       ===========

Diluted earnings per share .................       $      0.13       $      0.06
                                                   ===========       ===========



                                                          Six Months Ended
                                                   -----------------------------
                                                   December 31,     December 31,
                                                       2000             1999
                                                   -----------       -----------
Basic earnings per share weighted
  average number of shares outstanding .....         6,331,790         6,331,790

Dilutive effect:
  Stock options ............................           112,065             9,467
  Convertible debt .........................         3,649,635         3,649,635
                                                   -----------       -----------

Diluted earnings per share weighted
  average number of shares outstanding .....        10,093,490         9,990,892
                                                   ===========       ===========

Net income .................................       $ 1,954,287       $   679,686

Effect of assumed conversion
  of convertible debt ......................           144,000           144,000
                                                   -----------       -----------

Net income plus assumed
  conversion of convertible debt ...........       $ 2,098,287       $   823,686
                                                   ===========       ===========

Basic earnings per share ...................       $      0.31       $      0.11
                                                   ===========       ===========

Diluted earnings per share .................       $      0.21       $      0.08
                                                   ===========       ===========

     Options to purchase 737,000 shares of common stock were outstanding at December 31, 2000 and included in the computation of diluted earnings per share for the three and six months ended December 31, 2000. Additional options to purchase approximately 187,000 shares of common stock were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. In addition, diluted earnings per share reflect the issuance of 3,649,635 shares upon the assumed conversion of the Brynwood Debenture (see Note 5).

     Options to purchase approximately 43,000 shares of common stock were outstanding at December 31, 1999 and included in the computation of diluted earnings per share for the three and six months ended December 31, 1999. Additional options to purchase 625,000 shares of common stock were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. In addition, diluted earnings per share reflect the issuance of 3,649,635 shares upon the assumed conversion of the Brynwood Debenture (see Note 5).

(4)  Debt Facility:
     --------------

     In April 2000, the Company entered into a three-year revolving credit facility ("credit facility") which provides for up to $4 million in revolver borrowings. Borrowings under the credit facility are limited to a percentage of eligible receivables and inventory. The credit facility bears interest at prime and has a commitment fee of 0.25% on the unused portion of the facility. The credit facility is collateralized by substantially all of the Company's assets. There were no amounts outstanding under the credit facility at December 31, 2000.

(5)  Brynwood Convertible Subordinated Debenture:
     --------------------------------------------

     On April 1, 1999, the Company executed and delivered a Convertible Subordinated Debenture (the "Brynwood Debenture") in favor of Brynwood, in the principal amount of $5,000,000. The Brynwood Debenture bears interest at the rate of 6% per annum, matures on December 31, 2001 and is convertible, at the option of Brynwood, for shares of common stock of the Company at any time after a Convertability Event (as defined in the Brynwood Debenture). The note is convertible at $1.37 per share into shares of common stock. Interest is payable quarterly.

(6)  Inventory:
     ----------

     Inventory consists of the following:

                                                  December 31,         June 30,
                                                     2000                2000
                                                  ----------          ----------

Raw materials and supplies .............          $1,026,260          $1,686,028
Finished Goods .........................             706,579             836,283
                                                  ----------          ----------

                                                  $1,732,839          $2,522,311
                                                  ==========          ==========

(7)  Acquisition:
     ------------

     In 1998, the Company acquired certain assets of Iroquois Popcorn Company ("Iroquois"), a private label manufacturer of caramelized popcorn, for approximately $1,300,000, of which $800,000 was paid in cash and $500,000 in a non-interest bearing note. Additionally the agreement with Iroquois provided for two contingent payments of $175,000 to be paid on December 31, 1999 and December 31, 2000. The payments were to be paid if the Company maintained 70% of the sales volume to Iroquois' largest customer during each twelve-month period respectively. The Company paid the first contingent payment of $175,000 in December 1999 and the second contingent payment of $175,000 in December 2000. The payments were accounted for as additions to the excess of purchase price over net assets acquired and are being amortized over the remaining life of the asset (originally 10 years).

ITEM 2.  -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------      ---------------------------------------------------------------
             RESULTS OF OPERATIONS (UNAUDITED)
             ---------------------------------

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

Three months ended December 31, 2000 versus December 31, 1999
-------------------------------------------------------------

     Overall net sales increased 36% or $3.21 million to $12.17 million for the three months ended December 31, 2000 versus $8.96 million in the corresponding period of 1999 due to increased product distribution. Branded sales increased to 91% of net sales versus 83% a year ago.

     Gross profit increased $2.09 million to $5.67 million for the three months ended December 31, 2000 versus $3.58 million in the corresponding period of 1999. The improvement in gross profit is due to an increase in overall net sales particularly those products with higher gross margins.

     Selling, general and administrative expenses increased 47% or $1.41 million to $4.44 million for the three months ended December 31, 2000 versus $3.03 million for the same period in 1999. The increase is primarily due to variable selling costs associated with increases in branded sales, increases in consumer marketing programs and slotting fees for new distribution of branded products.

     Interest income, net increased to $.07 million for the three months ended December 31, 2000 due to higher cash balances and higher interest rates.

     Provision for income taxes represents estimated taxes due after giving effect to the utilization of the Company's NOL carryforwards.

     The quarter net income of $1.20 million versus $.54 million in the same period in 1999 represents an increase in earnings of $.66 million. The improvement in earnings is attributable to increases in branded sales which were partially offset by higher marketing costs.

Six months ended December 31, 2000 versus December 31, 1999
-----------------------------------------------------------

     Overall net sales increased 25% or $4.23 million to $21.36 million for the six months ended December 31, 2000 versus $17.13 million in the corresponding period of 1999 due to increased product distribution. Branded sales increased to 89% of net sales versus 79% a year ago.

     Gross profit increased $3.08 million to $9.75 million for the six months ended December 31, 2000 versus $6.67 million in the corresponding period of 1999. The improvement in gross profit is due to an increase in overall net sales particularly those products with higher gross margins.

     Selling, general and administrative expenses increased 30% or $1.82 million to $7.79 million for the six months ended December 31, 2000 versus $5.97 million for the same period in 1999. The increase is primarily due to variable selling costs associated with increases in branded sales, increases in consumer marketing programs and slotting fees for new distribution of branded products.

     Interest income, net increased to $.13 million for the six months ended December 31, 2000 due to higher cash balances and higher interest rates.

     Provision for income taxes represents estimated taxes due after giving effect to the utilization of the Company's NOL carryforwards.

     The year to date net income of $1.95 million versus $.68 million in the same period in 1999 represents an increase in earnings of $1.27 million. The improvement in earnings is attributable to increases in branded sales which were partially offset by higher marketing costs.

Liquidity and Capital Resources
-------------------------------

     As of December 31, 2000, the Company had working capital of $6.07 million compared to a working capital of $9.27 million at June 30, 2000 (the Company's fiscal year end), a decrease in working capital of $3.20 million. The decrease in working capital is primarily attributable to the transfer of the Brynwood Debenture from long term to short term debt based on its maturity date of December 31, 2001, partially offset by the Company's net income of $1.95 million.

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

     The Company currently meets its short-term liquidity needs from its cash on hand. The Company also has a revolving credit facility which is secured by a first priority, perfected security interest in substantially all of the Company's existing and after-acquired assets. There were no amounts outstanding under the revolving credit facility as of December 31, 2000.

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

     As of July 1, 2000, the Company has approximately $2.4 million in NOL carryforwards. A valuation allowance has been recorded due to the uncertainty of realizing certain loss carryforwards and other deferred tax assets because of the Company's brief operating history and limitations on the ability to use the carryforwards resulting from Brynwood's purchase in 1998.

     The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:

                                                         Six Months Ended
                                                    -------------------------
                                                    December 31,  December 31,
                                                       2000          1999
                                                    -----------    ----------
                                                        (in thousands)
Net cash provided by operating activities .......     $ 1,457        $ 2,894

Net cash used in investing activities ...........        (610)          (374)

Net cash used in financing activities ...........        --             --

     Net cash provided by operating activities decreased $1.44 million to cash provided of $1.46 million during the six months ended December 31, 2000 compared to cash provided of $2.89 million in 1999. The decrease in cash provided by operating activities is primarily due to the timing of accounts receivable and inventory increases partially offset by the increase in net income of $ 1.27 million.

     Net cash used in investing activities increased $.24 million to $.61 million for the six months ended December 31, 2000 compared to the same period in 1999. Net cash used in investing activities for both periods represents capital expenditures and payments under the short term note related to the Iroquois acquisition.

New Accounting Pronouncements Not Yet Effective
-----------------------------------------------

     In July 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement, and income statement classification for various types of sales incentives including discounts, coupons, rebates and free products. The Company will adopt this consensus in the fourth quarter of 2001. While the impact of this consensus on the Company's financial statements is still being evaluated, it is expected to only impact revenue and expense classifications and not change reported net income.

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

Item 1.   Legal Proceedings                           Not Applicable
          -----------------

Item 2.   Changes in Securities                       Not Applicable
          ---------------------

Item 3.   Defaults Upon Senior Securities             Not Applicable
          -------------------------------

Item 4.   Submission of Matters
          to a Vote of Security Holders
          -----------------------------

          The Annual Meeting of the Stockholders of the Registrant was held on November 30, 2000, pursuant to notice, at which meeting the following persons were elected directors of the Registrant to hold office until the next Annual Meeting of Stockholders and until their respective successors are duly elected and qualified, and who received the number of votes indicated opposite their names:

                                                         NUMBER      ABSTENTIONS
                                       NUMBER OF        OF VOTES      AND BROKER
          NAME:                        VOTES FOR:       WITHHELD:     NON-VOTES:
          -----                        ----------       ---------     ----------
          John T. Gray                 5,967,224           200           NONE
          Hendrik J. Hartong, Jr.      5,967,224           200           NONE
          Hendrik J. Hartong III       5,967,224           200           NONE
          C. Alan MacDonald            5,967,224           200           NONE
          Ian B. MacTaggart            5,967,124           300           NONE
          Robert Zwartendijk           5,967,124           300           NONE

Item 5.   Other Information                           Not Applicable
          -----------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

           a   Exhibits

               (27) Financial Data Schedule

           b   Reports on Form 8-K                    Not Applicable

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 7, 2001                  Lincoln Snacks Company
                                  (Registrant)



                                  By:     /s/Hendrik J. Hartong III
                                          ------------------------------------
                                  Name:   Hendrik J. Hartong III
                                  Title:  President and Chief Executive Officer;
                                          Director (Principal Executive Officer)



                                  By:     /s/Joanne W. Prier
                                          ------------------------------------
                                  Name:   Joanne W. Prier
                                  Title:  Vice President and Chief Financial
                                          Officer, Secretary and Treasurer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)