Form 10-Q/A
period 2000-12-31
LINCOLN SNACKS CO
filed 2001-02-14
CIK 914642

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                             ----------------------

                               Amendment No. 1 to
                                   FORM 10-Q


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

                                EXPLANATORY NOTE


     This amendment to the Quarterly Report on Form 10-Q of Lincoln Snacks Company for the period ended December 31, 2000 is being filed to correct an error in the balance sheet as of December 31, 2000 included therein. Based on its maturity date, the amount classified as short term debt is correctly classified as long term debt. The balance sheet as of December 31, 2000 included herein reflects that reclassification. The correct maturity date is also reflected in the Notes to Financial Statements and in Item 2 of Part I.

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

                             LINCOLN SNACKS COMPANY

                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                    AS OF DECEMBER 31, 2000 AND JUNE 30, 2000



                                                 December 31,        June 30,
                                                     2000              2000
                                                 ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY             (Unaudited)

CURRENT LIABILITIES:

  Accounts payable .........................     $    706,216      $    770,851
  Accrued expenses .........................        1,843,275         1,741,319
  Accrued trade promotions .................        2,679,067         1,988,394
  Deferred gain-short term .................           13,434            13,434
                                                 ------------      ------------


Total current liabilities ..................        5,241,992         4,513,998

LONG TERM DEBT .............................        5,000,000         5,000,000
Deferred Gain ..............................           70,558            77,019
                                                 ------------      ------------


TOTAL LIABILITIES ..........................       10,312,550         9,591,017
                                                 ------------      ------------

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

(5)  Brynwood Convertible Subordinated Debenture:
     --------------------------------------------

     On April 1, 1999, the Company executed and delivered a Convertible Subordinated Debenture which was amended on April 27, 2000 (as so amended, the "Brynwood Debenture") in favor of Brynwood, in the principal amount of $5,000,000. The Brynwood Debenture bears interest at the rate of 6% per annum, matures on April 28, 2003 and is convertible, at the option of Brynwood, for shares of common stock of the Company at any time after a Convertability Event (as defined in the Brynwood Debenture). The note is convertible at $1.37 per share into shares of common stock. Interest is payable quarterly.

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

Liquidity and Capital Resources
-------------------------------

     As of December 31, 2000, the Company had working capital of $11.07 million compared to a working capital of $9.27 million at June 30, 2000 (the Company's fiscal year end), an increase in working capital of $1.80 million. The increase in working capital is primarily attributable to the Company's net income of $1.95 million.

     On April 1, 1999, the Company executed and delivered a Convertible Subordinated Debenture in favor of Brynwood Partners III L.P. in the principal amount of $5,000,000 which was amended on April 27, 2000. The Brywood Debenture bears interest at the rate of 6% per annum, matures on April 28, 2003 and is convertible, at the option of Brynwood, into shares of Common Stock of the Company at any time after a Convertability Event (as defined in the Debenture). The note is convertible at $1.37 per share into shares of common stock.

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

Item 5.   Other Information                           Not Applicable
          -----------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

           a   Exhibits

               (4)  Amendment  No. 1, dated as of April 27,  2000
                    to the  Lincoln  Snacks  Company  Convertible
                    Subordinated Debenture with Brynwood Partners
                    III L.P.

               (27) Financial Data Schedule

           b   Reports on Form 8-K                    Not Applicable

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned thereunto duly authorized.

February 14, 2001                 Lincoln Snacks Company
                                  (Registrant)



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