Form 10-Q
period 2001-03-31
LINCOLN SNACKS CO
filed 2001-05-11
CIK 914642

SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-23048

LINCOLN SNACKS COMPANY
(exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction (IRS Employer Identification No.)	47-0758569 of incorporation or organization)

30 Buxton Farm Road, Stamford, Connecticut (Address of principal executive offices)	06905 (zip code)

(Registrant's telephone number, including area code)      (203) 329-4545

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

Yes      X         No

The number of shares of the issuer’s Common Stock, $.01 par value, outstanding on April 9, 2001 was 6,331,790 shares.

LINCOLN SNACKS COMPANY
INDEX TO FORM 10-Q

LINCOLN SNACKS COMPANY

BALANCE SHEETS

ASSETS

AS OF MARCH 31, 2001 AND JUNE 30, 2000

                                                   March 31,         June 30,
                                                     2001              2000
                                                 ------------      ------------
           ASSETS                                (Unaudited)

CURRENT ASSETS:

  Cash .....................................     $ 11,194,665      $  9,731,679
  Investments (available for sale) .........           44,474              --
  Accounts receivable (net of allowances
   of $420,541 and $396,326, respectively) .        2,910,352         1,527,740
  Inventories ..............................        2,304,168         2,522,311
  Prepaid and other current assets .........           39,689               946
                                                 ------------      ------------

Total current assets .......................       16,493,348        13,782,676

PROPERTY, PLANT AND EQUIPMENT:

  Land .....................................          370,000           370,000
  Building and leasehold improvements ......        1,806,547         1,792,352
  Machinery and equipment ..................        5,445,668         4,856,937
  Construction in progress .................          339,059           507,848
                                                 ------------      ------------

                                                    7,961,274         7,527,137

  Less: accumulated depreciation
   and amortization ........................       (4,312,816)       (3,797,491)
                                                 ------------      ------------

                                                    3,648,458         3,729,646

INTANGIBLE AND OTHER ASSETS,
(net of accumulated amortization of
$1,309,073 and $1,135,522, respectively) ...        3,379,697         3,388,735
                                                 ------------      ------------

TOTAL ASSETS ...............................     $ 23,521,503      $ 20,901,057
                                                 ============      ============

The accompanying notes to financial statements
are an integral part of these balance sheets.

LINCOLN SNACKS COMPANY

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

AS OF MARCH 31, 2001 AND JUNE 30, 2000

                                                   March 31,         June 30,
                                                     2001              2000
                                                 ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY             (Unaudited)

CURRENT LIABILITIES:
  Accounts payable .........................     $    965,303      $    770,851
  Accrued expenses .........................        1,711,233         1,741,319
  Accrued trade promotions .................        2,377,633         1,988,394
  Deferred gain-short term .................           13,434            13,434
                                                 ------------      ------------

Total current liabilities ..................        5,067,603         4,513,998

LONG TERM DEBT .............................        5,000,000         5,000,000
Deferred Gain ..............................           67,327            77,019
                                                 ------------      ------------

TOTAL LIABILITIES ..........................       10,134,930         9,591,017
                                                 ------------      ------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value,
   20,000,000 shares authorized,
   6,450,090 shares issued at
   March 31, 2001 and June 30, 2000 ........           64,501            64,501
  Special stock, $0.01 par value, 300,000
   shares authorized, none outstanding .....             --                --
  Additional paid-in capital ...............       18,010,637        18,010,637
  Accumulated deficit ......................       (4,685,923)       (6,739,072)
  Other comprehensive income ...............           23,384              --
  Less: cost of common stock in
   treasury 118,300 shares .................          (26,026)          (26,026)
                                                 ------------      ------------

TOTAL STOCKHOLDERS' EQUITY .................       13,386,573        11,310,040
                                                 ------------      ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY .......................     $ 23,521,503      $ 20,901,057
                                                 ============      ============

The accompanying notes to financial statements
are an integral part of these balance sheets.

LINCOLN SNACKS COMPANY

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

                                                     2001               2000
                                                 -----------         -----------
                                                 (Unaudited)         (Unaudited)

NET SALES ..............................         $ 8,573,206         $ 6,601,455

COST OF SALES ..........................           5,180,784           4,245,112
                                                 -----------         -----------

  Gross profit .........................           3,392,422           2,356,343

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES ................           3,390,283           2,092,587
                                                 -----------         -----------

  Income from operations ...............               2,139             263,756

Interest income, net ...................              82,625              31,145
Other income ...........................              21,090                --
                                                 -----------         -----------

  Income before provision
   for income taxes ....................             105,854             294,901

PROVISION FOR INCOME TAXES .............               7,000              30,000
                                                 -----------         -----------

  Net income ...........................         $    98,854         $   264,901
                                                 ===========         ===========

BASIC NET INCOME PER SHARE .............         $      0.02         $      0.04
                                                 ===========         ===========

DILUTED NET INCOME PER SHARE ...........         $      0.02         $      0.03
                                                 ===========         ===========

Weighted Average Number of
Shares Outstanding

  Basic ................................           6,331,790           6,331,790
                                                 ===========         ===========

  Diluted ..............................          10,169,575           9,981,425
                                                 ===========         ===========

The accompanying notes to financial statements
are an integral part of these statements.

LINCOLN SNACKS COMPANY

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

                                                   2001                2000
                                               ------------        ------------
                                               (Unaudited)         (Unaudited)

NET SALES .............................        $ 29,932,227        $ 23,729,487

COST OF SALES .........................          16,792,180          14,701,410
                                               ------------        ------------

  Gross profit ........................          13,140,047           9,028,077

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES ...............          11,180,340           8,065,044
                                               ------------        ------------

  Income from operations ..............           1,959,707             963,033

Interest income, net ..................             212,352              49,184
Other income/(expense) ................              21,090             (17,622)
                                               ------------        ------------

  Income before provision
   for income taxes ...................           2,193,149             994,595

PROVISION FOR INCOME TAXES ............             140,000              50,000
                                               ------------        ------------

  Net income ..........................        $  2,053,149        $    944,595
                                               ============        ============

BASIC NET INCOME PER SHARE ............        $       0.32        $       0.15
                                               ============        ============

DILUTED NET INCOME PER SHARE ..........        $       0.22        $       0.12
                                               ============        ============

Weighted Average Number of
Shares Outstanding

  Basic ...............................           6,331,790           6,331,790
                                               ============        ============

  Diluted .............................          10,118,851           9,987,836
                                               ============        ============

The accompanying notes to financial statements
are an integral part of these statements.

LINCOLN SNACKS COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
(UNAUDITED)

                                                                                       Accumulated
                                                                                             Other         Total
                          Common    Special       Paid In   Accumulated     Treasury Comprehensive Stockholders'
                           Stock     Stock        Capital       Deficit        Stock        Income        Equity
                          ------    -------   -----------  ------------   ----------   -----------  ------------

June 30, 1999 .......  $    64,501  $   --    $18,010,637  $(7,811,176)  $   (26,026)  $      --    $10,237,936

  Comprehensive
   income:

   Net income .......         --        --           --        944,595          --            --        944,595
                                                                                                    -----------

  Total comprehensive
   income ...........                                                                                   944,595
                       -----------  --------  -----------  -----------   -----------   -----------  -----------
March 31, 2000 ......  $    64,501  $   --    $18,010,637  $(6,866,581)  $   (26,026)  $      --    $11,182,531
                       ===========  ========  ===========  ===========   ===========   ===========  ===========

June 30, 2000 .......  $    64,501      --    $18,010,637  $(6,739,072)  $   (26,026)  $      --    $11,310,040

  Comprehensive
   income:

  Net income ........         --        --           --      2,053,149          --            --      2,053,149

  Unrealized gain
   on available-for-
   sale securities ..         --        --           --           --            --          23,384       23,384
                                                                                                    -----------
  Total comprehensive
   income ...........                                                                                 2,076,533
                       -----------  --------  -----------  -----------   -----------   -----------  -----------
March 31, 2001 ......  $    64,501  $   --    $18,010,637  $(4,685,923)  $   (26,026)  $    23,384  $13,386,573
                       ===========  ========  ===========  ===========   ===========   ===========  ===========

The accompanying notes to financial statements
are an integral part of these statements.

LINCOLN SNACKS COMPANY

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

                                                     2001              2000
                                                 ------------      ------------
                                                  (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...............................     $  2,053,149      $    944,595
  Adjustments to reconcile net income
  to cash provided by operating activities:
    Depreciation and amortization ..........          688,876           608,640
    Allowance for doubtful accounts and
     cash discounts, net ...................           24,215             8,361
    Gain on sale of fixed assets ...........             --              17,622
    Receipt of demutualization
         trust interests ...................          (21,090)             --

  Changes in Assets and Liabilities:
    (Increase) decrease in accounts
         receivable ........................       (1,406,827)        1,230,645
    Decrease in inventories ................          218,143           367,959
    (Increase) in prepaid and
         other current assets ..............          (28,256)           (6,689)
    Increase in accounts payable
         and accrued expenses ..............          543,913           262,866
                                                 ------------      ------------

  Net cash provided by
         operating activities ..............        2,072,123         3,433,999
                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition payment ....................         (175,000)         (175,000)
    Capital expenditures ...................         (434,137)         (469,520)
                                                 ------------      ------------

  Net cash used in investing activities ....         (609,137)         (644,520)
                                                 ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES: ......             --                --
                                                 ------------      ------------

  Net increase in cash .....................        1,462,986         2,789,479

CASH, beginning of period ..................        9,731,679         6,781,556
                                                 ------------      ------------

CASH, end of period ........................     $ 11,194,665      $  9,571,035
                                                 ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid ............................     $    226,886      $    226,886
                                                 ============      ============
  Income taxes paid ........................     $    319,077      $     33,307
                                                 ============      ============

The accompanying notes to financial statements
Are an integral part of these statements.

LINCOLN SNACKS COMPANY

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2001
(Unaudited)

(1)	The Company:

Lincoln Snacks Company (“Lincoln” or the “Company”) is a Delaware corporation and is a majority-owned subsidiary of Brynwood Partners III L.P. (“Brynwood”). Lincoln is engaged in the manufacture and marketing of caramelized pre-popped popcorn and glazed popcorn/nut mixes. Sales of the Company’s products are subject to seasonal trends with a significant portion of sales occurring in the last four months of the calendar year.

(2)	Basis of Presentation:

The balance sheet as of March 31, 2001, the related statements of operations and changes in stockholders’ equity for the three and nine months ended March 31, 2001 and March 31, 2000, and statements of cash flows for the nine months ended March 31,2001 and March 31, 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at and for periods ended March 31, 2001 and March 31, 2000 have been made. During the interim periods presented, the accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods and described in the Company’s Annual Report on Form 10-K for the twelve months ended June 30, 2000 filed with the Securities and Exchange Commission on September 22, 2000 (the “Annual Report”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements included in the Annual Report. The results of operations for the three and nine months ended March 31, 2001 and March 31, 2000 are not necessarily indicative of the operating results for the full year.

(3)	Net income per share:

The Company follows the provisions of Statement of Financial Accounting Standards No. 128 (“SFAS No.128 Earnings per Share”). This statement establishes standards for computing and presenting basic and diluted earnings per share.

Below is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                Three Months Ended
                                           ---------------------------

                                             March 31,       March 31,
                                               2001            2000
                                           -----------     -----------
Basic earnings per share weighted
  average number of shares outstanding       6,331,790       6,331,790

Dilutive effect:
  Stock options ......................         188,150            --
  Convertible debt ...................       3,649,635       3,649,635
                                           -----------     -----------

Diluted earnings per share weighted
  average number of shares outstanding      10,169,575       9,981,425
                                           ===========     ===========

Net income ...........................     $    98,854     $   264,901

Effect of assumed conversion
  of convertible debt ................          72,000          72,000
                                           -----------     -----------

Net income plus assumed
  conversion of convertible debt .....     $   170,854     $   336,901
                                           ===========     ===========

Basic earnings per share .............     $      0.02     $      0.04
                                           ===========     ===========

Diluted earnings per share ...........     $      0.02     $      0.03
                                           ===========     ===========

                                                Three Months Ended
                                           ---------------------------

                                             March 31,       March 31,
                                               2001            2000
                                           -----------     -----------
Basic earnings per share weighted
  average number of shares outstanding       6,331,790       6,331,790

Dilutive effect:
  Stock options ......................         137,426           6,411
  Convertible debt ...................       3,649,635       3,649,635
                                           -----------     -----------

Diluted earnings per share weighted
  average number of shares outstanding      10,118,851       9,987,836
                                           ===========     ===========

Net income ...........................     $ 2,053,149     $   944,595

Effect of assumed conversion
  of convertible debt ................         216,000         216,000
                                           -----------     -----------

Net income plus assumed
  conversion of convertible debt .....     $ 2,269,149     $ 1,160,587
                                           ===========     ===========

Basic earnings per share .............     $      0.32     $      0.15
                                           ===========     ===========

Diluted earnings per share ...........     $      0.22     $      0.12
                                           ===========     ===========

Options to purchase 822,500 shares of common stock were outstanding at March 31, 2001 and included in the computation of diluted earnings per share for the three and nine months ended March 31, 2001. Additional options to purchase approximately 247,000 shares of common stock were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. In addition, diluted earnings per share reflect the issuance of 3,649,635 shares upon the assumed conversion of the Brynwood debenture (see Note 5).

Options to purchase 13,000 shares of common stock were outstanding at March 31, 2000 and included in the computation of diluted earnings per share for the three and nine months ended March 31, 2000. Additional options to purchase approximately 754,611 shares of common stock were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. In addition, diluted earnings per share reflect the issuance of 3,649,635 shares upon the assumed conversion of the Brynwood debenture (see Note 5).

(4)	Debt Facility:

In April 2000, the Company entered into a three-year revolving credit facility (“credit facility”) which provides for up to $4 million in revolver borrowings. Borrowings under the credit facility are limited to a percentage of eligible receivables and inventory. The credit facility bears interest at prime and has a commitment fee of 0.25% on the unused portion of the facility. The credit facility is collateralized by substantially all of the Company’s assets. There were no amounts outstanding under the credit facility at March 31, 2001.

(5)	Brynwood Convertible Subordinated Debenture:

On April 1, 1999, the Company executed and delivered a Convertible Subordinated Debenture which was amended on April 27, 2000 (as so amended, the “Brynwood Debenture”) payable to Brynwood, in the principal amount of $5,000,000. The Brynwood Debenture bears interest at the rate of 6% per annum, matures on April 28, 2003 and is convertible, at the option of Brynwood, for shares of common stock of the Company at any time after a Convertibility Event (as defined in the Brynwood Debenture). The note is convertible at $1.37 per share into shares of common stock. Interest is payable quarterly.

(6)	Inventory:

Inventory consists of the following:

	March 31, 2001	June 30, 2000

Raw materials and supplies	$1,322,191	$1,686,028
Finished Goods	981,977	836,283

	$2,304,168	$2,522,311

(7)	Acquisition:

In 1998, the Company acquired certain assets of Iroquois Popcorn Company (“Iroquois”), a private label manufacturer of caramelized popcorn. The agreement with Iroquois provided for two contingent payments of $175,000 to be paid on December 31, 1999 and December 31, 2000 if the Company maintained 70% of the sales volume to Iroquois’ largest customer during each twelve-month period respectively. The Company paid the first contingent payment of $175,000 in December 1999 and the second contingent payment of $175,000 in December 2000. The payments were accounted for as additions to the excess of purchase price over net assets acquired and are being amortized over the remaining life of the asset (originally 10 years).

ITEM 2. -	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

Results of Operations:

Introduction

                 The Company’s net sales are subject to significant seasonal variation, with results from operations fluctuating due to these trends. This seasonality is due principally to customers’ buying patterns of Poppycock during the traditional holiday season. As a result, third and fourth calendar quarters sales account for a significant portion of the Company’s annual sales.

Three months ended March 31, 2001 versus March 31, 2000

                 Overall net sales increased 30% or $1.97 million to $8.57 million for the three months ended March 31, 2001 versus $6.60 million in the corresponding period of 2000 which was attributable to higher branded sales resulting from stronger consumer demand and increased product distribution. Branded sales increased to 85% of net sales versus 69% a year ago.

                 Gross profit increased $1.04 million to $3.39 million for the three months ended March 31, 2001 versus $2.35 million in the corresponding period of 2000. The improvement in gross profit is due to an increase in overall net sales of higher margin branded products.

                 Selling, general and administrative expenses increased 62% or $1.30 million to $3.39 million for the three months ended March 31, 2001 versus $2.09 million for the same period in 2000. The increase is primarily due to variable selling costs associated with increases in branded sales, increased consumer marketing programs and slotting fees for new distribution of branded products.

                 Interest income, net increased to $.08 million for the three months ended March 31, 2001 due to higher cash balances.

                 Other income of $.02 million for the three months ended March 31, 2001 represents a gain due to the receipt of trust interests upon the demutualization of an insurance company that has issued certain insurance policies for the Company.

                 Provision for income taxes represents estimated taxes due after giving effect to the utilization of the Company’s NOL carryforwards.

                 The quarter net income of $.10 million versus $.26 million in the same period in 2000 represents a decrease in earnings of $.16 million. The reduction in earnings is attributable to increases in variable selling costs, slotting fees for new distribution and higher marketing costs.

Nine months ended March 31, 2001 versus March 31, 2000

                 Overall net sales increased 26% or $6.20 million to $29.93 million for the nine months ended March 31, 2001 versus $23.73 million in the corresponding period of 2000 which was attributable to higher branded sales resulting from stronger consumer demand and increased product distribution. Branded sales increased to 88% of net sales versus 76% a year ago.

                 Gross profit increased $4.11 million to $13.14 million for the nine months ended March 31, 2001 versus $9.03 million in the corresponding period of 2000. The improvement in gross profits is due to an increase in overall net sales of higher margin branded products.

                 Selling, general and administrative expenses increased 39% or $3.11 million to $11.18 million for the nine months ended March 31, 2001 versus $8.07 million for the same period in 2000. The increase is primarily due to variable selling costs associated with increases in branded sales, increases in consumer marketing programs and slotting fees for new distribution of branded products.

                 Interest income, net increased to $.21 million for the nine months ended March 31, 2001 due to higher cash balances.

                 Provision for income taxes represents estimated taxes due after giving effect to the utilization of the Company’s NOL carryforwards.

                 The year to date net income of $2.05 million versus a net income of $.94 million in the same period in 2000 represents an increase in earnings of $1.11 million. The improvement in earnings is attributable to increases in branded sales that were partially offset by higher marketing costs.

Liquidity and Capital Resources

                 As of March 31, 2001, the Company had working capital of $11.43 million compared to a working capital of $9.27 million at June 30, 2000 (the Company’s fiscal year end), an increase in working capital of $2.16 million. The increase in working capital is primarily attributable to the Company’s net income of $2.05 million.

                 On April 1, 1999, the Company executed and delivered a Convertible Subordinated Debenture payable to Brynwood in the principal amount of $5,000,000. The Debenture bears interest at the rate of 6% per annum, matures on April 28, 2003 and is convertible, at the option of Brynwood, into shares of Common Stock of the Company at any time after a Convertibility Event (as defined in the Debenture). The note is convertible at $1.37 per share into shares of common stock.

                 The Company currently meets its short-term liquidity needs from its cash on hand. The Company also has a revolving credit facility which is secured by a first priority, perfected security interest in substantially all of the Company’s existing and after-acquired assets. There were no amounts outstanding under the revolving credit facility as of March 31, 2001.

                 Management continues to focus on increasing product distribution and continues to review all operating costs with the objective of increasing profitability and ensuring future liquidity. However, there can be no assurance that any of these objectives will be achieved in future periods.

                 The Company’s short-term liquidity is affected by seasonal increases in inventory and accounts receivable levels, and seasonality of sales. Inventory and accounts receivable levels typically increase substantially during the latter part of the third calendar quarter and during the remainder of the calendar year. Inventory levels as of March 31, 2001 were lower than the previous quarter but are expected to increase by June 30, 2001.

                 As of July 1, 2000, the Company has approximately $2.4 million in NOL carryforwards. A valuation allowance has been recorded due to the uncertainty of realizing certain loss carryforwards and other deferred tax assets because of the Company’s brief operating history and limitations on the ability to use the carryforwards resulting from Brynwood’s purchase in 1998.

Nine Months Ended

March 31, 2001	March 31, 2000

(in thousands)

Net cash provided by operating activities	$2,072	$ 3,434

Net cash used in investing activities	(609)	(644)

Net cash from financing activities	---	---

                 Net cash provided by operating activities decreased $1.36 million to cash provided of $2.07 million during the nine months ended March 31, 2001 compared to $3.43 million in 2000. The decrease in cash provided by operating activities is primarily due to the timing of accounts receivable, accounts payable and accrued expenses partially offset by the increase in net income of $.81 million.

                 Net cash used in investing activities decreased $.04 million to $.61 million for the nine months ended March 31, 2001 compared to the same period in 2000. Net cash used in investing activities for both periods represents capital expenditures and payments under the short term note related to the Iroquois acquisition.

New Accounting Pronouncements Not Yet Effective

                 In July 2000, the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, “Accounting for Certain Sales Incentives.” This issue addresses the recognition, measurement, and income statement classification for various types of sales incentives including discounts, coupons, rebates and free products. The Company will adopt this consensus in the fourth quarter of 2001. While the impact of this consensus on the Company’s financial statements is still being evaluated, it is expected to only impact revenue and expense classifications and not change reported net income.

Forward Looking Statement

                 This Quarterly Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements regarding future financial condition and results of operations. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions are intended to identify forward-looking statements. Such statements involve certain risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual outcomes may vary materially from those indicated.

ITEM 3. -	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	Not Applicable

Item 2.	Changes in Securities	Not Applicable

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders	Not Applicable

Item 5.	Other Information	Not Applicable

Item 6.	Exhibits and Reports on Form 8-K	Not Applicable

	a Exhibits	Not Applicable

	b Reports on Form 8-K	Not Applicable

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 11, 2001	Lincoln Snacks Company (Registrant)

By:	/s/ Hendrik J. Hartong III

Name:	Hendrik J. Hartong III
Title:	President and Chief Executive Officer; Director (Principal Executive Officer)

By:	/s/ Joanne W. Prier

Name:	Joanne W. Prier
Title:	Vice President and Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)